Form 10-Q
period 2006-06-30
Kraton Polymers LLC
filed 2006-08-11
CIK 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Kraton Polymers LLC
(Exact name of Register as specified in its Charter)

Delaware	94-2805249
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15710 John F. Kennedy Blvd. Suite 300
Houston, TX 77032	281-504-4700
(Address of principal executive offices,	(Registrant’s telephone number, including area code)
including zip code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
The equity interests of the registrant are not publicly held and the aggregate market value is therefore not determined.

FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We may also make written or oral forward-looking statements in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the specialty chemicals industry, changes in prices of raw materials used in our business, changes in levels of consumer spending or preferences, overall economic conditions, the level of our indebtedness and exposure to interest rate fluctuations, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and other risks and uncertainties described in this report and our other reports and documents. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

PART I — Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Kraton Polymers LLC
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(in thousands of U.S. dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,399	$100,934
Receivables, net of allowances of $1,241 and $1,013	164,045	107,586
Inventories of products	248,636	192,595
Inventories of materials and supplies	9,888	9,336
Other current assets	17,969	23,511
Deferred income taxes	1,953	1,953

Total current assets	474,890	435,915
Property, plant and equipment, at cost, less accumulated depreciation	398,998	394,192
Identifible intangible assets, less accumulated amortization	97,924	101,848
Investment in joint venture	9,909	10,542
Deferred financing costs	13,677	12,711
Other long term assets	13,101	9,605

Total assets	$1,008,499	$964,813

Liabilities and Members’ Equity
Current liabilities:
Current portion of long-term debt	$3,850	$30,570
Accounts payable - trade	82,027	64,345
Other payables and accruals	45,465	48,758
Due to related party	15,021	13,119
Insurance note payable	5,174	—

Total current liabilities	151,537	156,792

Long-term debt, net of current portion	580,188	432,093
Deferred income taxes	34,307	34,010
Long-term liabilities	33,467	29,713

Total liabilities	799,499	652,608

Commitments and contingencies (See Note 9)
Members’ equity
Common equity	196,562	314,897
Accumulated other comprehensive income (loss)	12,438	(2,692)

Total members’ equity	209,000	312,205

Total liabilities and members’ equity	$1,008,499	$964,813

See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Three Months Ended June 30, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	June 30,	June 30,
	2006	2005
Revenues:
Sales	$275,997	$261,390
Other Income	9,291	7,561

Total revenue	285,288	268,951
Costs and expenses:
Costs of goods sold	232,788	202,836

Gross profit	52,500	66,115

Research and development expenses	7,125	6,803
Selling, general and administrative expenses	20,084	17,490
Depreciation and amortization of identifiable intangibles	10,974	11,230
(Earnings) in joint venture	(134)	(311)
Interest expense	10,144	8,657

Income before income taxes	4,307	22,246
Income tax provision	(883)	(6,027)

Net income	$3,424	$16,219

See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Six Months Ended June 30, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	June 30,	June 30,
	2006	2005
Revenues:
Sales	$496,783	$463,321
Other income	17,894	12,830

Total revenue	514,677	476,151
Costs and expenses:
Costs of goods sold	409,732	360,200

Gross profit	104,945	115,951

Research and development expenses	13,066	12,800
Selling, general and administrative expenses	37,988	35,562
Depreciation and amortization	22,014	22,212
(Earnings) in joint venture	(440)	(868)
Interest expense	18,569	17,150

Income before income taxes	13,748	29,095
Income tax provision	(3,829)	(7,921)

Net income	$9,919	$21,174

See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	June 30,	June 30,
	2006	2005
Cash flows (used in) provided by operating activities:
Net income	$9,919	$21,174
Adjustments to reconcile net loss to net cash provided by op erating activities:
Depreciation and amortization of identifiable intangibles	22,014	22,212
Amortization of deferred financing costs	1,271	1,133
Loss on disposal of fixed assets	60	20
Distributed (undistributed) earnings in joint venture	825	(407)
Deferred tax provision	585	4,556
Non-cash compensation	1,249	249
Increase (decrease) in working capital:
Accounts receivable	(49,100)	(46,154)
Due to related party	1,896	(1,066)
Inventories	(46,872)	(34,380)
Other assets	3,323	(5,240)
Accounts payable, other payables and accruals and long-term liabilities	12,193	9,192

Net cash used in operating activities	(42,637)	(28,711)
Cash flows (used in) provided by investing activities:
Purchase of plant and equipment	(17,507)	(4,291)
Proceeds from sale of property, plant and equipment	12	122

Net cash used in investing activities	(17,495)	(4,169)
Cash flows (used in) provided by financing activities:
Proceeds from debt	123,008	—
Repayment of debt	(1,633)	(1,340)
Cash dividend to parent	(129,503)	—
Deferred financing costs	(2,237)	—
Net proceeds from insurance note payable	5,174	3,449

Net cash (used in) provided by financing activities	(5,191)	2,109
Effects of exchange rate differences on cash	(3,212)	2,782

Net decrease in cash and cash equivalents	(68,535)	(27,989)
Cash and cash equivalents at beginning of the period	100,934	46,357

Cash and cash equivalents at end of the period	$32,399	$18,368

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$1,777	$411
Cash paid during the period for interest	$18,746	$16,481
See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Notes to Consolidated Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies
(a) Organization and Description of Business
     Kraton Polymers LLC together with its subsidiaries, unless otherwise indicated, are collectively referred to as “Kraton,” “we,” “our,” “ours,” and “us.” Kraton is the parent of Elastomers Holdings LLC (parent company of our United States operations), Kraton Polymers Holdings B.V. (parent company of non-U.S. operations) and Kraton Polymers Capital Corporation (a company with no operations). TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymer Holdings LLC, or Polymer Holdings, which in turn owns 100% of the equity interests of Kraton. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and its affiliates and Kraton Polymers Management LLC, or Management LLC.
     Kraton is a leading global performance polymer company and is the world’s largest producer of styrenic block copolymers, or SBCs, a family of products whose chemistry was pioneered by us over forty years ago. SBCs are highly-engineered thermoplastic elastomers, which enhance the performance of numerous products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. Kraton polymers are used in a wide range of applications including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing, and footwear products. Kraton has the leading position in nearly all of its core markets and is the only producer of SBCs with global manufacturing capability. Our production facilities are located in the United States, The Netherlands, Germany, France, Brazil, and Japan.
(b) Basis of Presentation
     The consolidated financial statements presented herein are Kraton and its consolidated subsidiaries, which include only Kraton and its wholly-owned subsidiaries.
     The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Our financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in Kraton’s Form 10-K for the year ended December 31, 2005.
(c) Recently Issued Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.

(2) Stock-Based Compensation
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective at the beginning of our fiscal 2006, using the modified-prospective method. Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes option-pricing model. If we had adopted SFAS No. 123(R) in prior years, our operating income for the years ended December 31, 2005, 2004 and 2003 would have been reduced by approximately $1.5 million, $1.0 million and $0.0 million, respectively. SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows.
     See footnote 10(b) for a description of the T.J. Chemical Holdings LLC 2004 Option Plan. There were 1,242,500 options granted during the three and six months ended June 30, 2006. There were no options exercised during the three and six months ended June 30, 2006 and June 30, 2005.
     During the three months ended June 30, 2006 and June 30, 2005, we recorded $502,000 and $31,000, respectively, in stock-based employee compensation expense, net of tax effects of $130,000 and $12,000, respectively. At June 30, 2006, there was approximately $6.8 million of unrecognized compensation cost related to nonvested option awards, and $1.6 million of unrecognized compensation expense related to nonvested restricted stock awards.
     The Company expects to recognize in stock-based employee compensation expense the following (in millions):

Year Ended
December 31,	Amount
2006	$2.5
2007	2.5
2008	2.5
2009	1.5
2010	0.6
     The weighted average fair value per option at the date of grant for options granted in the second quarter of 2006 was 64 cents (1,242,500 options were granted in the second quarter of 2006), as valued using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
June 30, 2006
Risk-free interest rate	4.26%
Expected dividend yield	0.0%
Expected volatility	0.945
Expected term (in years)	5.0
     Since our membership units are privately held, the estimated volatility is based on the historical volatility of similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the noted periods (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Reported net income	$16,219	$21,174
Add: Stock based employee compensation expense (1)	—	—
Less: Total fair value computed stock-based compensation, net of tax	(271)	(523)

Pro forma net income	$15,948	$20,651

(1)	Amount does not include stock-based compensation of $43,000 and $249,000 for the three months and six months ended June 30, 2005, respectively, related to the Company’s restricted stock awards, as these amounts are included in reported net income.

     Information pertaining to option activity for the six months ended June 30, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value (1)
Outstanding-beginning of year	14,835	$1.00	—
Granted	1,243	$1.00	—
Exercised	—	1.00	—
Cancelled	345	1.00	—	—

Outstanding at June 30, 2006	15,733	$1.00	2.2	—

Exercisable at June 30, 2006	2,963	$1.00	—	—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The fair value of our stock was estimated to be $0.89 at December 31, 2005. Management believes there has been no significant change in the market value of our stock as of June 30, 2006.
     The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2006, and the number and weighted average exercise price of options exercisable as of June 30, 2006 follow (number of options in thousands):

			Weighted	Weighted
	Range of	Number of	Average	Average
	Exercise Prices	Options	Exercise Price	Remaining Life
Outstanding options:	$1.00	15,733	$1.00	2.2

Exercisable options:	$1.00	2,963	$1.00

(3) Restructuring Activities
     As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring projects during the three and six months ended June 30, 2006. These projects include reducing the number of employees through a voluntary separation program at our Belpre, Ohio facility, the reorganization of our office in Tokyo, Japan and the closure of our office in London, UK. We also plan to shut down our research laboratory in Louvain-la-Neuve, Belgium. During the three months and six months ended June 30, 2006 we recorded approximately $3.3 million and approximately $3.8 million, respectively, of employee severance costs related to our workforce reduction as part of our cost reduction program. During the three and six months ended June 30, 2006 we recorded as a one time charge for additional pension and other post retirement benefits expense of approximately $2.2 million related to the voluntary separation program at our Belpre, Ohio facility. During the three months and six months ended June 30, 2006 we recorded a one time cost of approximately $0.6 million associated with the planned shut down of our research laboratory in Louvain-la-Neuve, Belgium, related to the early lease termination penalty.
     We expect to incur restructuring charges of approximately $7.3 million, in connection with the reductions in work force discussed above, during the year ended December 31, 2006. As of June 30, 2006 there was a liability of approximately $2.7 million related to unpaid employee severance cost. The unpaid severance cost is estimated to be paid out over the next twelve months with the final payments expected to end in the second quarter of 2007 and the unpaid early lease termination penalty is expected to be paid during the first quarter of 2007.
     The restructuring charges discussed above were recorded in the June 30, 2006 income statements as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of goods sold	$4,986	$4,986
Research and development	$585	$585
Selling, general and administrative	$477	$956

(4) Detail of Certain Balance Sheet Accounts
     The components of inventories and other payables and accruals included the following (in thousands):

	June 30,	December 31,
	2006	2005
Inventories:
Finished products	$211,402	$167,454
Work in progress	3,702	2,615
Raw materials	33,532	22,526

	$248,636	$192,595

Other payables and accruals:
Employee related	$13,865	$16,217
Interest	7,527	8,069
Property and other taxes	6,708	5,095
Customer rebates	2,980	4,382
Income taxes payable	1,251	752
Other	13,134	14,243

	$45,465	$48,758

(5) Comprehensive Income (Loss)
     The components of comprehensive income (loss) include the following (in thousands):

	Three Month Ended		Six Month Ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$3,424	$16,219	$9,919	$21,174
Foreign currency adjustments	8,468	(10,480)	12,271	(22,083)
Unrealized (loss) gain on interest rate swaps	(38)	(686)	167	858

Total comprehensive income (loss)	$11,854	$5,053	$22,357	$(51)

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Foreign currency adjustments	$9,384	$(5,579)
Unrealized gain on interest rate swaps	3,054	2,887

Total accumulated other comprehensive income (loss)	$12,438	$(2,692)

(6) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Senior Secured Credit Facility:
Term Loans	$384,038	$262,663
Revolving Loans	—	—
8.125% Senior Subordinated Notes	200,000	200,000

Total long-term debt	584,038	462,663
Less current portion of long-term debt	3,850	30,570

Total	$580,188	$432,093

(a) Senior Secured Credit Facility
     On May 12, 2006 we entered into an amendment, which we refer to as the Amendment, to our senior secured credit agreement, or Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006 among us, various lenders, Goldman Sachs Credit Partners L.P., UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc., and General Electric Capital Corporation in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.000% Discount Notes. On May 12, 2006 all of the 12.000% Discount Notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.000% Discount Notes) were accepted for payment and purchased for aggregate total consideration equal to $128,785,000.
     The Amendment provided for, among other things, a new term facility, or Term Facility, of $385 million, representing a $25 million increase over the original Term Facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extended the maturity of the revolving facility, or Revolving Facility, from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006 we entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative and negative covenants, including a covenant that limited our ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, Kraton borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to provide a portion of the funds necessary to consummate the tender offer for the 12.000% Discount Notes and pay fees and expenses related to the foregoing.
     Three of Kraton’s subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, and Polymer Holdings, have guaranteed the Credit Agreement and we refer in these notes to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of June 30, 2006, and December 31, 2005, we had no outstanding borrowings under the Revolving Facility. We refer in these notes to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans.
     Maturity
     The Revolving Loans outstanding are payable in a single maturity on May 12, 2011. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012, and ending on May 12, 2013.
     Interest
     The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     Mandatory Prepayments
     The Term Facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of equity offerings (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of our excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met and to 0% if a further leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility.
     Covenants
     The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the Lenders with financial statements and other financial information and to provide the Lenders notice of material events and information regarding collateral.

     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to: incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents or change our fiscal year. In addition, we are required to maintain an interest coverage ratio 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter.
     As of June 30, 2006, we were in compliance with all covenants under the Credit Agreement.
(b) Senior Subordinated Notes Due January 15, 2014
     On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at June 30, 2006 and December 31, 2005, is $200.0 million.
     Interest
     The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable (1) on January 15 and July 15 each year, with the first such payment made July 15, 2004, (2) upon any redemption or prepayment as described below, and (3) at maturity.
     Optional Redemption
     Generally, we cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, we may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued, and unpaid interest.
     Prior to January 15, 2009, we may redeem up to a maximum of 35% of the 8.125% Notes with the proceeds of certain permitted equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest.
     Covenants
     The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.
     The 8.125% Notes contain certain negative covenants including limitation on indebtedness, limitation on restricted payments, limitation on restrictions on distributions from certain subsidiaries, limitation on lines of business, and mergers and consolidations.
     As of June 30, 2006, we were in compliance with all covenants under the 8.125% Notes.
(7) Financial Instruments
(a) Interest Rate Swap Agreements
     Under the Credit Agreement, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the Term Loan portion of the credit facility. As of June 30, 2006, the fair market value of the agreements in effect was an asset of $3.2 million. The agreements have an average fixed rate of 3.524%.

(b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006
	Carrying Value	Fair Value
Term Loans	$384,038	$384,038
8.125% Notes	200,000	198,500

	December 31, 2005
	Carrying Value	Fair Value
Term Loans	$262,663	$262,663
8.125% Notes	200,000	192,000
     Due to the Term Loans having variable interest rates, the fair value equals their carrying value.
(8) Income Taxes
     Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. We consider all foreign earnings as being permanently invested in that country.
(9) Commitments and Contingencies
Legal Proceedings
     We, and certain of our subsidiaries, are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our financial position, results of operations or cash flows.
(10) Employee Benefits
(a) Investment in Kraton Management LLC
     We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price and have been granted restricted and notional restricted membership units. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. As of June 30, 2006, there were 2,740,000 membership units of Management LLC issued and outstanding.
(b) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including Kraton, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of, TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on June 30, 2004, on a fully diluted basis. As of June 30, 2006, there were 15,732,500 options granted and outstanding.
     In general, the options vest and become exercisable in 20% increments annually on each of the first five anniversaries of the grant date, so long as the holder of the option is still an employee on the vesting date. The exercise price per membership unit shall equal the fair market value of a membership unit on the date of grant. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.

     A committee, or the Committee, of TJ Chemical’s board has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee), (2) cancel and cash out the options (whether or not then vested) at the spread or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
     On a termination of a participant’s employment (other than without cause or by the participant for good reason within the 2-year period immediately following a change in control), unvested options automatically expire and vested options expire on the earlier of: (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) 1-year after the date employment is terminated by reason of death or disability; or (4) the 10th anniversary of the grant date for such option.
     Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights for the 180-day period following the later of a termination of employment and 6 months and 1-day following the date that units were acquired pursuant to the exercise of the option, TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical.
(c) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates do not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the Threshold Amount, which is defined as the initial value of TJ Chemical, and 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided, that the participant is employed by Kraton or its subsidiaries on such vesting date, and provided further, that 100% of the profits units shall become vested upon a change in control. Upon the occurrence of any of the foregoing vesting events, TJ Chemicals will pay to the holders of the profits units the amount of the difference between initial value of the profits units and the then current fair value of the profits units as determined by the profits units agreement. Compensation expense will be recorded in our financial statements for this difference at the time it becomes probable the profits units will become vested. As of June 30, 2006, there were 2,231,250 profits units granted and outstanding.
(d) Kraton Polymers LLC Executive Deferred Compensation Plan
     On September 9, 2004, the Board of Directors of Kraton adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the Kraton Deferred Compensation Plan and as of June 30, 2006, there were no granted or outstanding membership units.
(e) 2006 Incentive Compensation Plan
     On March 8, 2006, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2006 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2006 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers, and certain employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2006, the Board will establish a common bonus pool proportional to the EBITDA generated. It is expected that the common bonus pool will be in the range of $5 million to $10 million, but could be more or less depending on performance. Once the common bonus pool is determined based on EBITDA, the common bonus pool under the 2006 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.
(f) Retirement Plans
     The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2006 and June 30, 2005, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$797	$886	$1,594	$1,772
Interest cost	849	779	1,698	1,558
Expected return on plan assets	(799)	(736)	(1,598)	(1,472)
Restructuring costs (See Note 3)	772	—	772	—

Net periodic benefit cost	$1,619	$929	$2,466	$1,858

     The components of net periodic benefit cost related to other postretirement benefits for the three months ended June 30, 2006, and June 30, 2005, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$103	$92	$206	$184
Interest cost	137	119	274	238
Recognized actuarial gain	—	(1)	—	(2)
Restructuring costs (See Note 3)	1,401	—	1,401	—

Net periodic benefit cost	$1,641	$210	$1,881	$420

(11) Industry Segment and Foreign Operations
     We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.
     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Revenues:
United States	$105,691	$115,132	$190,999	$198,694
Germany	30,102	25,602	54,395	47,314
Japan	15,041	13,385	31,148	27,692
Netherlands	14,340	12,954	28,663	23,072
Italy	15,216	13,404	28,505	25,531
United Kingdom	13,779	16,303	23,105	23,217
China	12,199	6,576	21,122	10,286
Brazil	7,089	5,671	14,322	11,858
Canada	7,027	6,841	13,127	12,685
France	5,729	4,652	12,722	16,691
Turkey	5,896	3,092	8,673	5,069
Thailand	4,704	3,126	8,383	5,885
Taiwan	4,586	5,249	8,220	8,119
Belgium	5,668	1,503	7,667	3,012
Argentina	3,032	3,080	6,157	5,913
All other countries	35,189	32,381	57,469	51,113

	$285,288	$268,951	$514,677	$476,151

	June 30,	December 31,
	2006	2005
Long-lived Assets:
United States	$276,641	$270,639
France	95,943	91,593
Brazil	40,711	30,008
Germany	28,481	26,011
Netherlands	25,681	23,732
Japan	3,576	3,342
All other countries	13,206	12,837

	$484,239	458,162
Less accumulated depreciation	(85,241)	(63,970)

	$398,998	$394,192

(12) Supplemental Guarantor Information
     Kraton and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries fully and unconditionally guarantee, on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Kraton’s remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

Balance Sheet

	As of June 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(135)	$32,534	$—	$32,399
Receivables, net	—	64,134	110,033	(10,122)	164,045
Inventories of products	—	142,202	114,333	(7,899)	248,636
Inventories of materials and supplies	—	6,151	3,737	—	9,888
Other current assets	8,763	414	8,792	—	17,969
Deferred income taxes	—	6,027	(4,074)	—	1,953

Total current assets	8,763	218,793	265,355	(18,021)	474,890
Property, plant, and equipment, less accumulated depreciation	122,554	171,379	105,065	—	398,998
Identifiable intangible assets, less accumulated amortization	49,113	—	48,811	—	97,924
Investment in joint venture	813	—	9,096	—	9,909
Deferred financing costs	13,677	—	—	—	13,677
Other long-term assets	116,987	331,484	6,343	(441,713)	13,101

Total assets	$311,907	$721,656	$434,670	$(459,734)	$1,008,499

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$—	$—	$—	$3,850
Accounts payable — trade	2,900	32,213	46,914	—	82,027
Other payables and accruals	7,527	16,902	21,036	—	45,465
Due to (from) related parties	—	3,603	21,540	(10,122)	15,021
Insurance note payable	5,174	—	—	—	5,174

Total current liabilities	19,451	52,718	89,490	(10,122)	151,537
Long-term debt, net of current portion	580,188	—	—	—	580,188
Deferred income taxes	(17,320)	47,399	4,228	—	34,307
Long-term liabilities	326,032	32,985	116,163	(441,713)	33,467

Total liabilities	908,351	133,102	209,881	(451,835)	799,499

Commitments and contingencies (See Note 9)
Member’s equity:
Common equity	(599,498)	588,554	215,405	(7,899)	196,562
Accumulated other comprehensive income	3,054	—	9,384	—	12,438

Total member’s equity	(596,444)	588,554	224,789	(7,899)	209,000

Total liabilities and member’s equity	$311,907	$721,656	$434,670	$(459,734)	$1,008,499

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Balance Sheet

	As of December 31, 2005
		Guarantor	Non-Guarantor
	Issuers(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,941	$45,993	$—	$100,934
Receivables, net	—	45,048	69,950	(7,412)	107,586
Inventories of products	—	109,691	88,697	(5,793)	192,595
Inventories of materials and supplies	—	5,935	3,401	—	9,336
Other current assets	4,729	9,565	9,217	—	23,511
Deferred income taxes	—	6,027	(4,074)	—	1,953

Total current assets	4,729	231,207	213,184	(13,205)	435,915
Property, plant, and equipment, less accumulated depreciation	127,589	173,900	92,703	—	394,192
Identifiable intangible assets, less accumulated amortization	53,037	—	48,811	—	101,848
Investment in consolidated subsidiaries	—	—	—	—	—
Investment in joint venture	813	—	9,729	—	10,542
Deferred financing costs	12,711	—	—	—	12,711
Other long-term assets	105,385	290,963	4,127	(390,870)	9,605

Total assets	$304,264	$696,070	$368,554	$(404,075)	$964,813

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$—	$—	$—	$30,570
Accounts payable — trade	2,900	26,726	34,719	—	64,345
Other payables and accruals	8,069	21,448	19,241	—	48,758
Due to (from) related parties	—	1,835	18,696	(7,412)	13,119

Total current liabilities	41,539	50,009	72,656	(7,412)	156,792
Long-term debt, net of current portion	432,093	—	—	—	432,093
Deferred income taxes	(9,055)	42,764	301	—	34,010
Long-term liabilities	285,485	28,950	106,148	(390,870)	29,713

Total liabilities	750,062	121,723	179,105	(398,282)	652,608

Commitments and contingencies (See Note 9)	—	—	—	—	—
Member’s equity:
Common equity	(448,685)	574,347	195,028	(5,793)	314,897
Accumulated other comprehensive income (loss)	2,887	—	(5,579)	—	(2,692)

Total member’s equity	(445,798)	574,347	189,449	(5,793)	312,205

Total liabilities and member’s equity	$304,264	$696,070	$368,554	$(404,075)	$964,813

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Three Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$144,231	$179,173	$(47,407)	$275,997
Other	—	135	9,156	—	9,291

Total revenues	—	144,366	188,329	(47,407)	285,288
Costs and expenses:
Cost of goods sold	(324)	122,256	158,263	(47,407)	232,788

Gross profit	324	22,110	30,066	—	52,500
Research and development expenses	—	3,445	3,680	—	7,125
Selling, general, and administrative expenses	—	12,636	7,448	—	20,084
Depreciation and amortization	4,479	4,548	1,947	—	10,974
(Earnings) in joint venture	—	—	(134)	—	(134)
Interest expense (income)	11,070	(2,260)	1,334	—	10,144

Income (loss) before income taxes	(15,225)	3,741	15,791	—	4,307
Income tax (provision) benefit	3,781	(807)	(3,857)	—	(883)

Net income (loss)	$(11,444)	$2,934	$11,934	$—	$3,424

	Three Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$147,082	$162,040	$(47,732)	$261,390
Other	—	—	7,561	—	7,561

Total revenues	—	147,082	169,601	(47,732)	268,951
Costs and expenses:
Cost of goods sold	3,835	109,082	137,651	(47,732)	202,836

Gross profit	(3,835)	38,000	31,950	—	66,115
Research and development expenses	—	3,475	3,328	—	6,803
Selling, general, and administrative expenses	—	11,441	6,049	—	17,490
Depreciation and amortization	4,595	4,640	1,995	—	11,230
(Earnings) in joint venture	—	—	(311)	—	(311)
Interest expense (income)	9,072	(1,732)	1,317	—	8,657

Income (loss) before income taxes	(17,502)	20,176	19,572	—	22,246
Income tax (provision) benefit	4,697	(5,442)	(5,282)	—	(6,027)

Net income (loss)	$(12,805)	$14,734	$14,290	$—	$16,219

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Six Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$265,745	$326,449	$(95,411)	$496,783
Other	—	135	17,759	—	17,894

Total revenues	—	265,880	344,208	(95,411)	514,677
Costs and expenses:
Cost of goods sold	2,106	213,891	289,146	(95,411)	409,732

Gross profit	(2,106)	51,989	55,062	—	104,945
Research and development expenses	—	6,615	6,451	—	13,066
Selling, general, and administrative expenses	—	23,243	14,745	—	37,988
Depreciation and amortization	8,958	9,110	3,946	—	22,014
(Earnings) in joint venture	—	—	(440)	—	(440)
Interest expense (income)	20,707	(4,570)	2,432	—	18,569

Income (loss) before income taxes	(31,771)	17,591	27,928	—	13,748
Income tax (provision) benefit	8,354	(4,635)	(7,548)	—	(3,829)

Net income (loss)	$(23,417)	$12,956	$20,380	$—	$9,919

	Six Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$255,710	$287,004	$(79,393)	$463,321
Other	—	—	12,830	—	12,830

Total revenues	—	255,710	299,834	(79,393)	467,151
Costs and expenses:
Cost of goods sold	5,946	189,101	244,546	(79,393)	360,200

Gross profit	(5,946)	66,609	55,288	—	115,951
Research and development expenses	—	6,346	6,454	—	12,800
Selling, general, and administrative expenses	—	22,573	12,989	—	35,562
Depreciation and amortization	8,958	9,242	4,012	—	22,212
(Earnings) in joint venture	—	—	(868)	—	(868)
Interest expense (income)	17,974	(3,401)	2,577	—	17,150

Income (loss) before income taxes	(32,878)	31,849	30,124	—	29,095
Income tax (provision) benefit	8,951	(8,671)	(8,201)	—	(7,921)

Net income (loss)	$(23,927)	$23,178	$21,923	$—	$21,174

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Cash Flows

	Six Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(45,651)	$(7,841)	$10,855	$—	$(42,637)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(6,689)	(10,806)	—	(17,495)

Net cash used in investing activities	—	(6,689)	(10,806)	—	(17,495)

Cash flows provided by (used in) financing activities:
Proceeds from debt	123,008	—	—	—	123,008
Repayment of debt	(1,633)	—	—	—	(1,633)
Cash dividend to parent	(129,503)	—	—	—	(129,503)
Deferred financing costs	(2,237)	—	—	—	(2,237)
Net proceeds from insurance note payable	5,174	—	—	—	5,174
Proceeds from (payments on) intercompany loans	50,842	(40,546)	(10,296)	—	—

Net cash provided by (used in) financing activities	45,651	(40,546)	(10,296)	—	(5,191)

Effect of exchange rate difference on cash	—	—	(3,212)	—	(3,212)

Net decrease in cash and cash equivalents	—	(55,076)	(13,459)	—	(68,535)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$(135)	$32,534	$—	$32,399

	Six Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(20,865)	$12,877	$(20,723)	$—	$(28,711)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(2,792)	(1,377)	—	(4,169)

Net cash used in investing activities	—	(2,792)	(1,377)	—	(4,169)

Cash flows provided by (used in) financing activities:
Repayment of debt	(1,340)	—	—	—	(1,340)
Net proceeds from insurance note payable	3,449	—	—	—	3,449
Proceeds from (payments on) intercompany loans	18,756	(24,155)	5,399	—	—

Net cash provided by (used in) financing activities	20,865	(24,155)	5,399	—	2,109

Effect of exchange rate difference on cash	—	—	2,782	—	2,782

Net decrease in cash and cash equivalents	—	(14,070)	(13,919)	—	(27,989)
Cash and cash equivalents at beginning of period	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$1,911	$16,457	$—	$18,368

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto, included in Kraton’s Annual Report on Form 10-K as of and for the year ended December 31, 2005. This discussion contains in the “Risk Factors” section of our From 10-K and forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in “Factors Affecting Our Results of Operations,” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
Overview
     Kraton is a leading supplier of performance polymers worldwide. We believe we are the world’s leading producer (in terms of both sales and volume in 2005) of styrenic block copolymers (SBCs), a family of products whose chemistry we pioneered over 40 years ago. SBCs are highly-engineered thermoplastic elastomers, which enhance the performance of numerous products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. Kraton also sells a high-end polyisoprene rubber (IR), polyisoprene latex, and SBC-based compounded materials. Kraton polymers are used in a wide range of applications including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing, and footwear products. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion, hot melt, and solution applied coatings. They are highly customized to each unique application and usually represent a key enabler of the performance of our customers’ products. We currently offer approximately 1,000 products to over 700 customers in over 60 countries worldwide. Our global manufacturing network includes six plants located in the United States, The Netherlands, Germany, France, Brazil, and Japan.
     We have aligned our commercial activities to serve five core end-use markets: (1) Adhesives, Sealants and Coatings; (2) Paving and Roofing; (3) Compounding Channels; (4) Packaging and Films; and (5) Personal Care. We also have a business development group to manage our emerging businesses, which presently includes polyisoprene latex.
     We generate substantially all of our product sales and gross margin from two primary categories of SBCs: (1) unhydrogenated SBCs, or USBCs, and (2) hydrogenated SBCs, or HSBCs. USBCs include a variety of grades typically used in adhesive, sealants, coatings, paving, roofing, packaging, film and footwear applications. HSBCs are made by hydrogenating USBCs and are typically used in compounding, personal care, adhesives, sealants, coatings, lubricants, automotive, packaging and film applications. We sell USBCs under Kraton® D polymers, Kraton® S polymers and other brand names. We also produce a high end polyisoprene rubber (IR) and polyisoprene latex which we presently include in our USBC category discussion. We sell HSBCs under Kraton® G polymers, Kraton® A polymers and other brand names. USBCs and HSBCs accounted for 69% and 31% of our full-year 2005 product sales revenues, respectively.
Recent Developments
     Restructuring Actions
     As part of our ongoing efforts to improve efficiencies and increase productivity, we are implementing a number of restructuring projects across the globe.
•	We recently announced a plan at our Belpre, Ohio facility to restructure our work processes to improve quality, capacity and productivity. As a result, we are reducing the number of employees through a voluntary separation program. We will also reduce our spending on outside contractors at the site. We recorded expenses of approximately $5.0 million associated with this restructuring during the three months ended June 30, 2006.

•	We reorganized our office in Tokyo, Japan which resulted in a workforce reduction. We recorded expenses associated with employee separations during the three and six months ended June 30, 2006 of approximately, $0.5 million and $1.0 million, respectively.

•	In the United Kingdom, we closed our business office in London shifting responsibilities to personnel in other locations, and took a reduction in work force with expenses of approximately $0.1 million recognized during the three months ended June 30, 2006.

•	We plan to shut down our research laboratory in Louvain-la-Neuve, Belgium and consolidate these activities in other locations during early 2007. Our intent is to maintain our outstanding research capability while improving productivity.

Customers should see no impact from this change. We gave notification to the lessor of the facility of our planned lease termination and incurred an early termination penalty of approximately $0.6 million during the three months ended June 30, 2006.
     We recorded approximately $6.2 million in restructuring charges during the second quarter associated with these changes. We expect to see annual benefits from these improvements in the range of approximately $8.0 to $11.0 million. We continue to evaluate other significant projects to enhance our long term competitiveness and improve our effectiveness.
     New Kraton Logo and Brand
     In June 2006, Kraton introduced its new logo, brand identity and website. As the company implements its new strategic focus on breakthrough quality and innovation, we wanted to reposition our brand and refresh our logo to reflect this new future direction.
     Kraton’s vision is to be a leading performance polymer company that delivers breakthrough products for innovative customers to win. It is captured in its new brand, logo, and tagline. Kraton’s new tagline, Giving Innovators Their Edge™, recognizes its customers as true value creators and embraces a partnership approach to innovation. Kraton is a key enabler to its customers’ value proposition providing them with tangible and sustainable competitive advantage.
     The new three-triangle logo represents several key brand elements. The original blue color is maintained to convey the company’s rich heritage and core value of integrity. The three triangle blocks echo the first “tri-block” molecular structure of SBCs which has since been expanded by Kraton into numerous new structures. The blocks are purposefully assembled, reflecting Kraton’s ability to design polymers to meet specific customer requirements. The multi-colored third triangle demonstrates Kraton’s innovative spirit and ability and willingness to customize solutions through partnerships with our customers. Finally, the choice of six colors in the third triangle corresponds to the six core values of the company understood and embraced by Kraton employees: Integrity, Relationships, Teamwork, Problem Solving, Resilience and Results. Taken together, the new brand, logo and tagline show the components of Kraton’s new brand promise and set the foundation for what customers can expect from Kraton in the future.
     New Polyisoprene Latex Plant, Paulinia, Brazil
     On October 31, 2005, we announced that we will be constructing a new 1.5 kT polyisoprene latex plant at our Paulinia, Brazil facility in response to strong demand from our medical and consumer products customers. The addition of this new plant would give us the global capability to supply nearly 3kT of polyisoprene latex per year. The new plant is now expected to be mechanically completed in the third quarter and operational during the fourth quarter of 2006. It would also enable us to quickly and cost effectively expand further based upon market needs. Kraton polyisoprene latex is a unique synthetic alternative to natural rubber latex for dipped goods and various specialty products.
     Monomer Contracts
     In an agreement dated April 25, 2006, we entered into a new supply contract for our United States butadiene requirements, with Shell Chemicals L. P., or Shell Chemicals. Under terms of the new contract, Shell Chemicals commenced supplying us with butadiene on May 1, 2006. The contract terminates on April 30, 2009, but is renewed automatically for a further twelve-month period unless twelve months prior written notice is given by either party.
     In 2005 and into 2006, we sourced all of our styrene requirements in the United States from Shell Chemicals pursuant to a contract that terminated on June 30, 2006. In early May 2006, we entered into a purchase contract with a new supplier to meet up to 100% of our styrene requirements in the United States.
     Asia Pacific Expansion Plans
     In April 2006, we announced our plans to expand our presence in the Asia Pacific region. The investment plans include the opening of a multi-functional customer service center and the evaluation of constructing a proprietary HSBC manufacturing plant. As part of this we announced the assignment of three expatriates to be located in China.
     The new multi-functional customer service center, to be located in China, is projected to be operational in the first quarter of 2007, and will include both distribution capabilities and technical product support for customers in the region. The distribution center will include storage, packaging and limited finishing capability for Kraton products. The distribution center will improve product availability, reduce order lead times, optimize logistics and improve overall service levels for customers in the Asia Pacific region.

The technical center will serve customers in the Asia Pacific region, providing product testing, quality assurance, customer service, as well as targeted product development.
     As part of our Asia Pacific expansion strategy, we are evaluating the construction of a 30 kT HSBC manufacturing facility in the region. This new facility would employ our latest state-of-the-art technology for producing HSBC products. We have initiated engineering and site selection. We believe the plant could be operational as early as 2009.
     To support our expansion plans in Asia Pacific, we have deployed a Vice President of Sales and Marketing, a Director of Supply, Distribution and Customer Fulfillment and a Technical Manager to the region.
     New Innovations
     Consistent with our strategy we continued to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets. In the second quarter we announced several new product innovations in the following areas:
•	In our Compounding Channels market, we announced in April 2006 the availability of two additional grades which allow compounders to formulate compounds with higher flow, better transparency, enhanced overmold adhesion, yet retain the same strength and service temperature as compounds made with the industry standard Kraton G1651 polymer.

•	In our Adhesive, Sealants and Coatings market, we announced in May 2006 the availability of new technology created for hot melt butyl sealant manufacturers which allows for an increase in the range of product service temperatures, as well as the potential for expanded use into new markets, including insulated glass windows for warmer climates.

•	In our Personal Care market, we announced in June 2006 a breakthrough in bicomponent fiber technology. Our advancement in bicomponent fiber enables for the first time the combination of elastic spunbond grades offering biaxial stretch, with the well-known and expected strength of a Kraton SBC. These spunbond grades require no additional drying, offer excellent process stability, and can be spun at world-class speeds.
     European Capacity Expansions
     In July 2006, we announced plans to increase production capabilities for USBCs at our European plants. This 20 kT capacity increase is in response to the expected rising demand from customers in a variety of global markets. The additional capacity is expected to come online by April 2007.
     Amendment to Kraton’s Senior Secured Credit Facility
     On May 12, 2006 we entered into an amendment, which we refer to as the Amendment, to our senior secured credit agreement, or Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006 among us, various lenders, Goldman Sachs Credit Partners L.P., UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc., and General Electric Capital Corporation in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.000% Discount Notes. On May 12, 2006 all of the 12.000% Discount Notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.000% Discount Notes) were accepted for payment and purchased for aggregate total consideration equal to $128,785,000. The Amendment provided for, among other things, a new term facility, or Term Facility, of $385 million, representing a $25 million increase over the original Term Facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extended the maturity of the revolving facility, or Revolving Facility, from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006 we entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative and negative covenants, including a covenant that limited our ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, Kraton borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to provide a portion of the funds necessary to consummate the tender offer for the 12.000% Discount Notes and pay fees and expenses related to the foregoing. See “Description of Our Indebtedness.”

     Staff
     In April 2006, we appointed Nick Dekker, Vice President Europe as acting Controller while we continue our search for a permanent Controller. Mr. Dekker previously acted as interim CFO. In May 2006, we hired a new Director of Internal Audit and in August 2006, we hired a new Director of Tax.
     Change in Board of Directors
     On June 1, 2006, Mr. Richard Boyce, a partner of Texas Pacific Group or TPG, resigned as a member of the Board of Directors of Kraton. Mr. Boyce also served as a member of the Executive Committee of the Company. The Company does not intend to fill the vacancy created by the resignation of Mr. Boyce at this time.
Critical Accounting Policies
     Our significant accounting policies are more fully described in the notes to the December 31, 2005 consolidated financial statements included in and Kraton’s Annual Report on Form 10-K for the year then ended. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies, which involve the judgment of management.
     Revenue Recognition
     We recognize revenue from sales when title transfers to the customer as products are shipped. In specific cases, we supply customers on a consignment basis and recognize revenue as the product is utilized. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold. By-product sales (included in other revenue) are also recorded upon shipment.
     Agreements have been entered into with some customers, whereby they earn rebates when the volume of their purchases of our product reaches certain agreed levels. We recognize the estimated rebate obligation under these agreements as a reduction of revenue to each of the underlying revenue transactions. These estimates are based on a combination of the forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, our knowledge of customer purchasing habits, and industry pricing practice. These rebates typically represent approximately 1% of our product sales.
     Inventories
     Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in first-out, or FIFO basis. Inventory cost is comprised of raw materials, utilities and other manufacturing costs, including labor. On a quarterly basis, we evaluate the carrying cost of inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically been immaterial. From time to time, the value of our inventory is re-evaluated to reflect customer demand for specific products.
     Property, Plant and Equipment
     The most critical accounting policy affecting our chemical assets is the determination of the estimated useful lives of our property, plant and equipment. The estimated useful lives of our chemical assets, which range from three years to twenty years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives for the chemical facilities are based on the assumption that we would provide an appropriate level of annual capital expenditures while the plants are still in operation. Without these continued capital expenditures, the useful lives of these plants could significantly decrease. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in the statement of operations.
     We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable. Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 144, we must compare the undiscounted future cash flows of an asset to its carrying value. Key factors that could significantly affect future cash flows include international competition, environmental regulations, higher or lower product prices, feedstock costs, energy costs and remaining estimated useful life.

     Income Taxes
     We conduct all operations, including the U.S. operations, in separate legal entities and as a result income tax amounts are reflected on a separate return basis.
Factors Affecting Our Results of Operations
     Raw Materials
     Our results of operations are directly affected by the cost of our raw materials. Our three principal raw materials (styrene, butadiene and isoprene) together represented approximately 85% of our total raw material purchases volume and approximately 46% of our total cost of goods sold in 2005. Our financial performance has been affected by the significant increases in raw material feedstock prices we have experienced in 2005 and 2006. Prices for these key raw materials have increased between 0% and 43% during 2006 compared to 2005. Our raw material feedstock costs have been generally correlated to crude oil prices. The spot price of West Texas Intermediate crude oil increased from a yearly average of $41.43 per barrel in 2004, $56.47 per barrel in 2005 and a six-month average of $66.94 per barrel during the first six months of 2006. The spot price of West Texas Intermediate crude oil continued to increase during July 2006 reaching a historic high of $77.03 per barrel on July 14, 2006. We have responded to these increases in our costs by raising prices. Due to the current market condition, we are continuing to evaluate price increases for all of our products. Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the prices of these raw materials could have a negative impact on our results of operations and financial position.
     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by a variety of suppliers under long-term supply contracts. Prices under these contracts generally reflect market price and some may have contractual formulas that reference the suppliers’ cost of production. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement where our partner supplies the majority of our necessary requirements. Styrene and any butadiene and isoprene that our partner is unable to supply the joint venture is sourced from local third-party suppliers. Our facility in Paulinia, Brazil purchases all of its raw materials from local third-party suppliers.
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Quarter over quarter market prices for styrene increased throughout most of 2004, were volatile during 2005, stabilized in early 2006 and have increased during the second quarter of 2006.
     Butadiene is used in the production of certain grades of both USBC and HSBC. Prices for butadiene are reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since the second quarter of 2004 and in 2005 we experienced increasing market prices for butadiene. Quarter over quarter prices decreased slightly in early 2006, and have increased in the second quarter of 2006. Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals. The butadiene markets have tightened during the first six months of 2006 due to olefin producers favoring light cracking feed slates, which produce less butadiene per pound of ethylene.
     Isoprene is used in the production of certain grades of both USBC and HSBC and isoprene rubber. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market for isoprene is thin. Our prices are primarily affected by supply and demand as well as prices for crude oil and natural gas. Quarter over quarter market prices for isoprene continued to rise throughout 2004, 2005 and through the six months ended June 30, 2006.
     Seasonality
     Sales of Kraton polymer products sold into the Paving and Roofing end-use market are affected by seasonal changes. Second and third quarter volume sales are usually double that of first and fourth quarter because weather conditions reduce road construction in the winter seasons. As a result, we tend to have higher inventory levels in the first and fourth quarters and higher sales volumes in the second and third quarters. Our other end-use markets tend to show relatively little seasonality.

     Economic and Market Conditions
     Our results of operations are influenced by changes in general economic conditions. For example, the general downturn in worldwide economic conditions resulted in challenging conditions in 2001 and 2002 in many of our customers’ industries. These conditions affected the operating results of our business, as well as the businesses of a number of other specialty chemical companies. We believe we successfully weathered those adverse changes in economic conditions due to the value-added nature of our products and the fact that most of our products constitute only a small portion of the total cost of the products in which they are used. Additionally, a number of our products are sold into certain commercial and consumer end-use markets, such as the Compounding Channels and Personal Care end-use markets that are generally considered to be less affected by general economic conditions. During the current economic recovery, our sales volumes have risen. However, due to the previously discussed increases to our raw material costs, our results of operations were negatively affected in 2004, but results improved in 2005 as we were successful offsetting the raw material cost increases with sales price increases. Our results were negatively affected in 2006 due to increases to our raw material costs. A dramatic economic slowdown could adversely affect demand for our products. In addition, changes in interest rates may increase financing costs on a portion of our senior secured credit facility. Inflation may increase the costs of raw materials and other costs, and we may not be able to pass such cost increases on to the consumers of our products.
     International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 50% of 2005 net product sales generated from customers located in the Americas, 36% in Europe and 14% in the Asia Pacific region. In 2005, our products were sold to customers in more than 60 countries. We serve our customer base from six manufacturing plants in six countries. As described above, changes in general economic conditions in these countries will influence our results of operations. In particular, certain of the countries in which we operate have experienced prolonged periods of negative economic growth coupled with high inflation. The existence of such conditions in the countries in which we operate could negatively affect our operations in those countries.
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the second quarter of 2006 and 2005. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

	U.S. $ per Euro		U.S. $ per 10,000 Japanese Yen		U.S. $ per Brazilian Real
	Average	Period End	Average	Period End	Average	Period End
Quarter Ended June 30, 2005	1.259	1.206	93.02	90.40	0.402	0.425
Quarter Ended June 30, 2006	1.255	1.255	87.33	86.78	0.457	0.462
Six Months Ended June 30, 2005	1.286	1.206	94.38	90.40	0.389	0.425
Six Months Ended June 30, 2006	1.228	1.255	86.41	86.78	0.456	0.462
     Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. We historically have not engaged in any material foreign currency hedging activities.
     In addition, our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the U.S. where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of other comprehensive income (loss) in member’s equity. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported.

Results of Operations
Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005
     The following table summarizes certain information relating to our operating results that have been derived from its financial statements (in thousands).

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
Revenues:
Sales	$275,997	$261,390
Other	9,291	7,561

Total revenues	285,288	268,951

Costs and expenses:
Cost of goods sold	232,788	202,836

Gross profit	52,500	66,115
Research and development expenses	7,125	6,803
Selling, general and administrative expenses	20,084	17,490
Depreciation and amortization of identifiable intangibles	10,974	11,230
(Earnings) in joint venture	(134)	(311)
Interest, net	10,144	8,657

Income before income taxes	4,307	22,246
Income tax provision	(883)	(6,027)

Net income	$3,424	$16,219

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
Revenues:
Sales	96.7%	97.2%
Other	3.3	2.8

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	81.6	75.4

Gross profit	18.4	24.6
Research and development expenses	2.5	2.5
Selling, general and administrative expenses	7.0	6.5
Depreciation and amortization of identifiable intangibles	3.8	4.2
(Earnings) in joint venture	(0.0)	(0.1)
Interest, net	3.6	3.2

Income before income taxes	1.5	8.3
Income tax provision	(0.3)	(2.2)

Net income	1.2%	6.0%

Total Revenues
     Total revenues increased by 6.1% to $285.3 million for the three months ended June 30, 2006, as compared to $269.0 million for the three months ended June 30, 2005. This increase was due to higher average prices for our products and increased sales volumes.
     Sales. Sales increased by 5.6% to $276.0 million for the three months ended June 30, 2006, as compared to $261.4 million for the three months ended June 30, 2005. The increase in net sales was primarily due to a $12.6 million increase in sales due to increased prices for our products and $2.0 million was due to increased sales volumes. Sales volume grew 1% to 97kt led by solid growth in the Personal Care, Compounding Channels, and Packaging & Film end-use markets and polyisoprene latex products, offset by expected declines in the non-core Footwear and high styrenics markets. The Adhesives, Sealants, and Coatings end-use market volumes decreased slightly due to limited isoprene availability, some product substitution away from SIS formulations and timing of a large customer. Volumes in the Paving and Roofing end-use market were effectively flat as we maintained pricing discipline. We are also continuing to closely monitor reports of asphalt availability and price.

     For the three months ended June 30, 2006, USBC sales increased by 7.6% to $195.6 million as compared to $181.7 million for the three months ended June 30, 2005. The increase in net sales of USBC was primarily due to a $9.5 million increase in sales due to increased prices for our products, and a $4.0 million increase in sales volumes and an estimated $0.4 million increase in net sales due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar.
     For the three months ended June 30, 2006, HSBC sales increased by 0.9% to $80.4 million from $79.7 million as compared to the three months ended June 30, 2005. The increase in sales of HSBC was primarily due to an increase in net sales of approximately $4.8 million relating to increased prices for our products, which was offset by an estimated $3.7 million decrease in sales volumes and an estimated $0.4 million decrease in sales due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar.
     Other revenue. Other revenues increased by 22.4% to $9.3 million for the three months ended June 30, 2006, as compared to $7.6 million for the three months ended June 30, 2005. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, an isoprene rubber product. The increase in other revenues is primarily due to increased prices received for the by-product sales during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
Cost of Goods Sold
     Costs of goods sold increased by 14.8% to $232.8 million for the three months ended June 30, 2006, as compared to $202.8 million for the three months ended June 30, 2005. As a percentage of total revenues, cost of goods sold increased to 81.6% from 75.4%. The $30.0 million increase in cost of goods sold was due to: (1) an estimated $21.1 million of increased monomer and other variable costs; (2) an estimated $5.0 million of employee severance related restructuring charges; (3) an estimated $2.1 million net increase related to other manufacturing expenses; and (4) an estimated $1.8 million increase in cost of goods sold associated with the increased by-product sales.
Gross Profit
     Gross profit decreased by 20.6% to $52.5 million for the three months ended June 30, 2006, as compared to $66.1 million for the three months ended June 30, 2005. Gross profit as a percentage of total revenues decreased from 24.6% in the three months ended June 30, 2005 to 18.4% in the three months ended June 30, 2006, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses increased by 4.4% to $7.1 million for the three months ended June 30, 2006, as compared to $6.8 million for the three months ended June 30, 2005. Research and development expenses increased due to the recognition of restructuring related expenses of approximately $0.6 million associated with the announced termination of the Louvain-la-Neuve, Belgium research laboratory lease and partially offset by the weakening of the functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, research and development expenses remained constant at 2.5%, due to the increase in total revenues in the 2006 period.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 14.9% to $20.1 million for the three months ended June 30, 2006, as compared to $17.5 million for the three months ended June 30, 2005. Selling, general and administrative expenses increased $2.6 million due to: (1) approximately $1.3 million of expenses incurred in connection with an unsuccessful acquisition effort; (2) approximately $0.6 million of increased non-cash compensation expense; (3) approximately $0.6 million of employee severance related restructuring charges; and (4) approximately $0.2 million of increased other expenses. As a percentage of total revenues, selling, general and administrative expenses increased to 7.0% from 6.5%.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense decreased to $11.0 million for the three months ended June 30, 2006 as compared to $11.2 million for the three months ended June 30, 2005 due to net weakening of the functional currencies of our foreign operations against the U.S. dollar.
     Earnings in joint venture. The Kashima plant is operated by a joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture decreased to $0.1 million for the three months ended June 30, 2006, as compared to $0.3 million for the three months ended June 30, 2005 due to increased monomer costs. We use the equity method of accounting for our joint venture at the Kashima site.

     Interest expense — Interest expense was $10.1 million for the three months ended June 30, 2006, as compared to $8.7 million for the three months ended June 30, 2005. This increase was primarily due to the increased debt balances, as a result of the May 12, 2006 amendment to our senior secured credit facility at higher interest rates. During the three months ended June 30, 2006, and June 30, 2005, the average debt balances outstanding were $523.3 million and $464.5 million, respectively. The effective interest rates on our debt during the same periods were 7.6% and 7.1%, respectively.
Income Tax Provision
     Income tax provision — Income tax provision was $0.9 million for the three months ended June 30, 2006, as compared to $6.0 million for the three months ended June 30, 2005 due to the decrease in income before income taxes for the reasons discussed above. The effective tax rate was 20.5% for the three months ended June 30, 2006 as compared to 27.1% for the three months ended June 30, 2005. The decrease in the effective tax rate during the current period is related to decreases in expected losses in tax jurisdictions in which we are not recognizing a tax benefit for certain current losses.
Net Income
     Net income — Net income was $3.4 million for the three months ended June 30, 2006, as compared to $16.2 million for the three months ended June 30, 2005, for the reasons discussed above.
Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005
     The following table summarizes certain information relating to Kraton’s operating results that have been derived from its financial statements (in thousands).

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Revenues:
Sales	$496,783	$463,321
Other	17,894	12,830

Total revenues	514,677	476,151

Costs and expenses:
Cost of goods sold	409,732	360,200

Gross profit	104,945	115,951
Research and development expenses	13,066	12,800
Selling, general and administrative expenses	37,988	35,562
Depreciation and amortization of identifiable intangibles	22,014	22,212
(Earnings) in joint venture	(440)	(868)
Interest, net	18,569	17,150

Income before income taxes	13,748	29,095
Income tax provision	(3,829)	(7,921)

Net income	$9,919	$21,174

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Revenues:
Sales	96.5%	97.3%
Other	3.5	2.7

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	79.6	75.6

Gross profit	20.4	24.4
Research and development expenses	2.5	2.7
Selling, general and administrative expenses	7.4	7.5
Depreciation and amortization of identifiable intangibles	4.3	4.7
(Earnings) in joint venture	(0.1)	(0.2)
Interest, net	3.6	3.6

Income before income taxes	2.7	6.1
Income tax provision	(0.8)	(1.7)

Net income	1.9%	4.4%

Revenues
     Total revenues increased by 8.1% to $514.7 million for the six months ended June 30, 2006, as compared to $476.2 million for the six months ended June 30, 2005. This increase was due to the combination of higher average prices for our products and increased sales volume offset by the net weakening of foreign currency exchange rates against the U. S. dollar.
     Sales. Sales increased by 7.3% to $496.8 million for the six months ended June 30, 2006, as compared to $463.3 million for the six months ended June 30, 2005. The increase in net sales was primarily due to a $32.8 million increase in net sales due to increased prices for our products and $8.4 million was due to increased sales volumes, which was partially offset by an estimated $7.7 million due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar. Sales volume increased approximately 3.1kT, or 1.8%, from the comparable period in 2005. The 1.8% increase in volumes was led by solid growth in the Personal Care, Compounding Channels and Paving and Roofing end-use markets, and polyisoprene latex products, offset by expected declines in the non-core Footwear and high styrenics markets. The Adhesives, Sealants, and Coatings end-use market volumes decreased slightly due to limited isoprene availability, some product substitution away from SIS formulations and timing of a large customer. Volumes in the Packaging and Film end-use market decreased due to shifting our focus to higher margin products within that market.
     For the six months ended June 30, 2006, USBC sales increased by 10.0% to $343.2 million as compared to $312.2 million for the six months ended June 30, 2005. The increase in net sales of USBC was primarily due to a $28.3 million increase in sales due to increased prices for our products, and a $7.2 million increase in sales volumes, which was partially offset by an estimated $4.5 million decrease in net sales due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar.
     For the six months ended June 30, 2006, HSBC sales increased by 1.7% to $153.6 million from $151.1 million as compared to the six months ended June 30, 2005. The increase in sales of HSBC was primarily due to a $5.5 million increase in sales due to increased prices for our products and $0.2 million was due to increased sales volumes, which was partially offset an estimated $3.2 million decrease in net sales due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar. Sales volumes remained fairly constant during the periods.
     Other revenue. Other revenues increased by 39.8% to $17.9 million for the six months ended June 30, 2006, as compared to $12.8 million for the six months ended June 30, 2005. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, an isoprene rubber product. The increase in other revenues is primarily due to increased prices received for the by-product sales during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Cost of Goods Sold
     Costs of goods sold increased by 13.7% to $409.7 million for the six months ended June 30, 2006, as compared to $360.2 million for the six months ended June 30, 2005. As a percentage of total revenues, cost of goods sold increased to 79.6% from 75.6%. The $49.5 million increase in cost of goods sold was due to: (1) an estimated $36.4 million of increased monomer and other variable costs; (2) an estimated $5.1 million increase in cost of goods sold associated with the increased by-product sales; (3) an estimated $5.0 million of employee severance related restructuring charges; (4) an estimated $4.8 million increase due to an increase in volumes; and (5) an estimated $3.8 million net increase related to other manufacturing expenses. The increase in cost of goods sold was offset by an estimated $5.6 million due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar.
Gross Profit
     Gross profit decreased by 9.6% to $104.9 million for the six months ended June 30, 2006, as compared to $116.0 million for the six months ended June 30, 2005. Gross profit as a percentage of total revenues decreased from 24.4% in the six months ended June 30, 2005 to 20.4% in the six months ended June 30, 2006, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses increased by 2.3% to $13.1 million for the six months ended June 30, 2006, as compared to $12.8 million for the six months ended June 30, 2005. Research and development expenses increased due to the recognition of restructuring related expenses of approximately $0.6 million associated with the announced termination of the Louvain-la-Neuve, Belgium research laboratory lease, and partially offset by the weakening of the functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, research and development expenses primarily decreased to 2.5% from 2.7% due to the increase in total revenues in the 2006 period.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 6.7% to $38.0 million for the six months ended June 30, 2006, as compared to $35.6 million for the six months ended June 30, 2005. Selling, general and administrative expenses increased $2.4 million due to (1) $1.3 million of expenses incurred in connection with an unsuccessful acquisition effort, (2) approximately $1.0 million of non-cash compensation expense, (3) approximately $1.0 million of employee severance related restructuring charges, offset partially by the net weakening of the functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, selling, general and administrative expenses primarily decreased to 7.4% from 7.5% due to the increase in total revenue in the 2006 period.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense decreased to $22.0 million for the six months ended June 30, 2006 as compared to $22.2 million for the six months ended June 30, 2005 due to net weakening of the functional currencies of our foreign operations against the U.S. dollar.
     Earnings in joint venture. The Kashima plant is operated by a joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture decreased to $0.4 million for the six months ended June 30, 2006, as compared to $0.9 million for the six months ended June 30, 2005 due to increased monomer costs. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense — Interest expense was $18.6 million for the six months ended June 30, 2006, as compared to $17.2 million for the six months ended June 30, 2005. This increase was primarily due to the increased debt balances, as a result of the May 12, 2006 amendment to our senior secured credit facility at higher interest rates. During the six months ended June 30, 2006, and June 30, 2005, the average debt balances outstanding were $497.3 million and $464.9 million, respectively. The effective interest rates on our debt during the same periods were 7.4% and 7.0%, respectively.
Income Tax Provision
     Income tax provision — Income tax provision was $3.8 million for the six months ended June 30, 2006, as compared to $7.9 million for the six months ended June 30, 2005 due to the decrease in income before income taxes for the reasons discussed above. The effective tax rate remained constant at 27.9% for the six months ended June 30, 2006 as compared to 27.2% for the six months ended June 30, 2005.

Net Income
     Net income — Net income was $9.9 million for the six months ended June 30, 2006, as compared to $21.2 million for the six months ended June 30, 2005, for the reasons discussed above.
Liquidity and Capital Resources
     Operating activities. Net cash used in operating activities was $42.6 million for the six months ended June 30, 2006, as compared to $28.7 million for the six months ended June 30, 2005. The increase in cash used in operating activities during the six months ended June 30, 2006, was primarily due to the increased cost of inventories related to the increase in cost of raw materials.
     Investing activities. Net cash used for investing activities was $17.5 million for the six months ended June 30, 2006, as compared to $4.2 million for the six months ended June 30, 2005. This increase was primarily driven by the increase in capital expenditure of approximately $13.2 million during six months ended June 30, 2006, as compared to the prior period. The increase is primarily due to the spending during the six months ended June 30, 2006, related to the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility.
     Financing activities. Net cash used by financing activities was $5.2 million for the six months ended June 30, 2006, as compared to net cash provided by financing activities of $2.1 million for the six months ended June 30, 2005. The decrease is due to the pay off of our original term facility in the amount of $262.0 million and the cash distribution in the amount of $129.5 million to Polymer Holdings, offset by the proceeds received in the amount of $385.0 million related to the Amendment to our senior secured credit facilities, all of which were incurred to fund the purchase of the Polymer Holdings 12.000% Discount Notes.
     Sources of liquidity. We are a holding company without any operations or assets other than our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances. We believe during 2006 we will generate sufficient cash flows from operations to fund our liquidity needs. We have available to us, upon compliance with customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million, which was fully available at June 30, 2006. The ability for us to pay principal and interest on our indebtedness, fund working capital and, make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable us to service pour indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Currently, we are required to maintain an interest coverage ratio 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 through the first fiscal quarter of 2008 and becoming progressively less restrictive thereafter. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of June 30, 2006, Kraton was in compliance with all applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.
     Capital expenditures. Capital investments in property, plant and equipment account for the majority of our investing activities. For the six months ended June 30, 2006, $17.5 million was spent on the purchase of property, plant and equipment as compared to $4.3 million for the six months ended June 30, 2005. The increased spending in the 2006 period was primarily driven by the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility.
     Capital expenditures are expected to be between $40 and $45 million in 2006. These capital expenditures will primarily be for maintenance and infrastructure-related spending as well as expansionary and cost reduction projects. The 2006 expansionary capital expenditures are centered on growth areas including polyisoprene latex, USBC and HSBC projects. We expect our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities to be approximately $15 million per year. Management is developing a number of attractive investment opportunities and growth initiatives which may require increased capital spending in the future years. We generally believe that we will be able to finance such capital investments from cash generated from operations and existing debt facilities of financing.
Description of Our Indebtedness
     Senior Secured Credit Facility
     Kraton entered into a new senior secured credit agreement, or Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006 with various lenders, Goldman Sachs Credit Partners L.P., UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc. and General Electric Capital Corporation. On May 12, 2006 we entered into an amendment, which we refer to as the Amendment, to the Credit Agreement to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.000% Discount Notes. The following is a summary of the material terms of the Credit Agreement, as so amended. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.
     The Amendment provided for, among other things, a new term facility, or Term Facility, of $385 million, representing a $25 million increase over the original Term Facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extended the maturity of the revolving facility, or Revolving Facility, from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006 we entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative and negative covenants, including a covenant that limited our ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, Kraton borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to provide a portion of the funds necessary to consummate the tender offer for the 12.000% Discount Notes and pay fees and expenses related to the foregoing.
     Three of Kraton’s subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, and Polymer Holdings, have guaranteed the Credit Agreement and we refer in these notes to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of June 30, 2006, and December 31, 2005, we had no outstanding borrowings under the Revolving Facility. We refer in these notes to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans.
     Maturity. The Revolving Loans outstanding are payable in a single maturity on May 12, 2011. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012, and ending on May 12, 2013.
     Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus am margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     Mandatory Prepayments. The Term Facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of equity offerings (declining to 25%, if a leverage ratio in met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of our excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met and to 0% if a further leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility.

     Covenants. The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the Lenders with financial statements and other financial information and to provide the Lenders notice of material events and information regarding collateral.
     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to: incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. In addition, we are required to maintain an interest coverage ratio 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter.
     As of June 30, 2006, Kraton was in compliance with all covenants under the Credit Agreement.
     Kraton’s 8.125% Senior Subordinated Notes due 2014
     On December 23, 2003, Kraton issued $200.0 million aggregate principal amount of Senior Subordinated Notes due 2014 that bear interest at a rate of 8.125% per annum. The following is a summary of the material terms of the 8.125% Notes. This description does not purport to be complete and is qualified, in its entirety, by reference to the provisions of the indenture governing the 8.125% Notes.
     Maturity Date. The 8.125% Notes mature on January 15, 2014.
     Interest Payment Dates. Interest on the 8.125% Notes is payable semi-annually on January 15 and July 15 each year, commencing July 15, 2004.
     Guarantees. The 8.125% Notes are guaranteed on a senior subordinated basis by all of Kraton’s existing and future subsidiaries that guarantee the indebtedness under Kraton’s senior secured credit facility described above.
     Security and Ranking. The 8.125% Notes and the guarantees are Kraton’s and the guarantor subsidiaries’ general unsecured obligations, are subordinate to Kraton’s and the guarantor subsidiaries’ existing and future senior indebtedness, including indebtedness under the senior secured credit facility, and rank equally with Kraton’s and the guarantor subsidiaries’ future senior subordinated indebtedness. The 8.125% Notes and the guarantees effectively rank junior to Kraton’s secured indebtedness and to the secured indebtedness of all of Kraton’s guarantor subsidiaries to the extent of the value of the assets securing the indebtedness and are structurally subordinated to all liabilities of Kraton’s subsidiaries that are not guarantors of the 8.125% Notes.
     Optional Redemption. Generally, Kraton cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, Kraton may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued and unpaid interest. Prior to January 15, 2007, Kraton may redeem up to 35% of the aggregate principal amount of the 8.125% Notes with the net cash proceeds of certain permitted equity offerings or contributions at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest.
     Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, limitations on covenants to furnish the holders of 8.125% Notes with financial statements and other financial information and to provide the holders of 8.125% Notes notice of material events.
     The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business and merger and consolidations.
     As of June 30, 2006, Kraton was in compliance with all covenants under the 8.125% Notes.
Other Contingencies
     As a chemicals manufacturer, our operations in the United States and abroad are subject to a wide range of environmental laws and regulations at both the national and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management.

     Pursuant to these laws and regulations, our facilities are required to obtain and comply with a wide variety of environmental permits for different aspects of their operations. Generally, many of these environmental laws and regulations are becoming increasingly stringent, and the cost of compliance with these various requirements can be expected to increase over time.
     Management believes that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot assure you that regulatory requirements or permit conditions will not change, and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.
     In the context of our separation from Shell Chemicals in February 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001. However, the indemnity from Shell Chemicals is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot assure you that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.
     In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001 that would not, in any event, be covered by the Shell Chemicals’ indemnity. While we recognize that we may in the future be held liable with respect for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.
     On December 16, 2003, Shell Chemicals, the operator of our Pernis facility in The Netherlands, delivered a preliminary study reviewing the facility’s operations and physical plant. Based on a study consisting of interviews of plant personnel, a review of plant documentation, and limited fieldwork relating to selected areas of the manufacturing complex that includes both our manufacturing assets and those of Shell Chemicals, the study preliminarily estimates that significant expenditures may be required by us over an indeterminate period. The study identifies both required maintenance and suggested near-term and long-term improvements to the facility and physical plant. On March 8, 2004, Shell Chemicals presented an update of this study, which had been reviewed by the plant manager for the facility, and provided some analysis of the preliminary study. This study, along with the previously mentioned potential of Shell Chemicals to not renew the isoprene supply agreement to our Pernis, The Netherlands facility, has caused Kraton to review the long-term strategic and economic options for our Pernis assets.
Off-Balance Sheet Transactions
     We are not involved in any material off-balance sheet transactions as of June 30, 2006.
Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.
     Interest rate risk. We have $384.0 million of variable rate debt outstanding under our senior secured credit facility as of June 30, 2006. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. Under our original Credit Agreement, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. Under the Amendment to the Credit Agreement, we are not required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. As a result of the requirement under the original Credit Agreement to hedge or otherwise protect against interest rate fluctuations, a portion of our variable rate debt, we entered into two interest rate swap agreements in the amount of $80.0 million each, effective June 11, 2004 and July 6, 2004, respectively. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. The agreements have an average fixed rate of 3.524%. As of June 30, 2006, the fair market value of the agreements in effect was an asset of $3.2 million.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Approximately half of our revenue and costs are denominated in

U.S. dollars; Euro-related currencies are also significant. The net appreciation of the Euro against the U.S. dollar and other world currencies since 2001 has had a positive impact on our sales as reported in U.S. dollars in our historical combined financial statements. Historically, we have not undertaken material hedging strategies to minimize the effect of currency fluctuations.
     Commodity price risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. We have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our variable rate debt consists of borrowings under the senior secured credit facility. The interest rates are a function of the bank prime rate or LIBOR. A 1% point change in the base interest rate on our $384.0 million of variable rate debt would result in an approximate $3.8 million change in annual income before taxes. In addition, we have entered into interest rate swaps that will terminate on June 24, 2007 covering $160 million of debt that convert the variable rate debt to a fixed rate that averages 3.524%. A 1% point change in the base interest rate would result in an approximate $1.6 million change in annual income before taxes that would serve to offset the change noted above.
ITEM 4. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
     Pursuant to the sale agreements between us and Shell Chemicals relating to the Separation from Shell Chemicals in 2001, Shell Chemicals has agreed to indemnify us for certain liabilities and obligations to third parties or claims against us by a third party relating to matters arising prior to the closing of the acquisition by Ripplewood Chemical, subject to certain time limitations. Shell Chemicals has been named in several lawsuits relating to the elastomers business that we have acquired. In particular, claims have been filed against Shell Chemicals alleging workplace asbestos exposure at the Belpre, Ohio facility. We are indemnified by Shell Chemicals with respect to these claims, subject to certain time limitations. In addition, we and Shell Chemicals have entered into a consent order relating to certain environmental remediation at the Belpre, Ohio facility.
     While we are involved from time to time in litigation and governmental actions arising in the ordinary course of business, we are not aware of any actions which we believe would materially adversely affect our business, financial condition or results of operations.
ITEM 1A.
     See “Risk Factor” in Kraton’s annual report on Form 10-K as of and for the year ended December 31, 2005.

ITEM 2. UNRESTRICTED SALES OR EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS
Exhibit Index

4.1	First Supplemental Indenture dated as of May 9, 2006, by and among Polymer Holdings, Polymer Holdings Capital Corporation and Wells Fargo Bank, N.A. (incorporated by reference from Exhibit 4.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2006)

10.1	Amendment No. 3 to Credit and Guaranty Agreement dated as of February 16, 2006, by and among Kraton, each of the Guarantors listed on the signature pages attached thereto, the Lenders, and UBS AG, Stamford Branch. (incorporated by reference from Exhibit 10.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2006)

10.2	Sales Contract dated April 25, 2006, between Kraton Polymers U.S. LLC and Shell Chemical LP. (incorporated by reference from Exhibit 10.2 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2006)

10.3	Amendment No. 4 to Credit and Guaranty Agreement dated as of May 12, 2006, by and among Kraton; Polymer Holdings and certain subsidiary companies; Goldman Sachs Credit Partners L.P.; UBS AG, Stamford Branch; Morgan Stanley Senior Funding Inc.; Credit Suisse, Cayman Island Branch; and General Electric Capital Corporation. (incorporated by reference from Exhibit 10.3 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2006)

10.4	Joinder Agreement dated as of June 7, 2006, by and among Amegy Bank National Association, Kraton, each of the guarantors listed on the signature pages thereto, and UBS AG, Stamford Branch. (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on June 7, 2006)

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002 *

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002 *

* Filed herewith.

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraton Polymers LLC
Date: August 11, 2006	/s/ George B. Gregory
George B. Gregory
Chief Executive Officer and President

/s/ Raymond K. Guba
Raymond K. Guba
Vice President and Chief Financial Officer

Exhibit Index

4.1	First Supplemental Indenture dated as of May 9, 2006, by and among Polymer Holdings, Polymer Holdings Capital Corporation and Wells Fargo Bank, N.A. (incorporated by reference from Exhibit 4.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2006)

10.1	Amendment No. 3 to Credit and Guaranty Agreement dated as of February 16, 2006, by and among Kraton, each of the Guarantors listed on the signature pages attached thereto, the Lenders, and UBS AG, Stamford Branch. (incorporated by reference from Exhibit 10.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2006)

10.2	Sales Contract dated April 25, 2006, between Kraton Polymers U.S. LLC and Shell Chemical LP. (incorporated by reference from Exhibit 10.2 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2006)

10.3	Amendment No. 4 to Credit and Guaranty Agreement dated as of May 12, 2006, by and among Kraton; Polymer Holdings and certain subsidiary companies; Goldman Sachs Credit Partners L.P.; UBS AG, Stamford Branch; Morgan Stanley Senior Funding Inc.; Credit Suisse, Cayman Island Branch; and General Electric Capital Corporation. (incorporated by reference from Exhibit 10.3 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2006)

10.4	Joinder Agreement dated as of June 7, 2006, by and among Amegy Bank National Association, Kraton, each of the guarantors listed on the signature pages thereto, and UBS AG, Stamford Branch. (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on June 7, 2006)

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002 *

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002 *

* Filed herewith.