Form 10-Q
period 2006-09-30
Kraton Polymers LLC
filed 2006-11-13
CIK 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☑      NO ☐
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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Kraton Polymers LLC
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(in thousands of U.S. dollars)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,715	$100,934
Receivables, net of allowances of $1,298 and $1,013	154,982	107,586
Inventories of products	266,575	192,595
Inventories of materials and supplies	10,291	9,336
Other current assets	17,905	23,511
Deferred income taxes	1,953	1,953

Total current assets	480,421	435,915
Property, plant and equipment, at cost, less accumulated depreciation of $94,200 and $63,970	400,624	394,192
Identifiable intangible assets, less accumulated amortization of $21,733 and $15,848	95,963	101,848
Investment in joint venture	9,506	10,542
Deferred financing costs	13,588	12,711
Other long term assets	12,636	9,605

Total assets	$1,012,738	$964,813

Liabilities and Members’ Equity
Current liabilities:
Current portion of long-term debt	$3,850	$30,570
Accounts payable — trade	81,953	64,345
Other payables and accruals	44,357	48,758
Due to related party	11,294	13,119
Insurance note payable	2,957	—

Total current liabilities	144,411	156,792

Long-term debt, net of current portion	579,225	432,093
Deferred income taxes	34,544	34,010
Long-term liabilities	31,998	29,713

Total liabilities	790,178	652,608

Commitments and contingencies (See Note 9)
Members’ equity
Common equity	208,801	314,897
Accumulated other comprehensive income (loss)	13,759	(2,692)

Total members’ equity	222,560	312,205

Total liabilities and members’ equity	$1,012,738	$964,813

See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Three Months Ended September 30, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2006	2005
Revenues:
Sales	$278,409	$269,017
Other Income	9,745	7,457

Total revenue	288,154	276,474
Costs and expenses:
Costs of goods sold	225,820	225,945

Gross profit	62,334	50,529

Research and development expenses	6,084	6,700
Selling, general and administrative expenses	18,884	19,130
Depreciation and amortization of identifiable intangibles	11,187	11,548
Loss (earnings) in joint venture	208	(182)
Interest expense	10,932	8,683

Income before income taxes	15,039	4,650
Income tax provision	(3,404)	(1,268)

Net income	$11,635	$3,382

See Notes to the Consolidated Financial Statements.
Kraton Polymers LLC
Consolidated Statements of Operations
Nine Months Ended September 30, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2006	2005
Revenues:
Sales	$775,192	$732,338
Other income	27,639	20,287

Total revenue	802,831	752,625
Costs and expenses:
Costs of goods sold	635,552	586,145

Gross profit	167,279	166,480

Research and development expenses	19,150	19,500
Selling, general and administrative expenses	56,872	54,692
Depreciation and amortization of identifiable intangibles	33,201	33,760
(Earnings) in joint venture	(232)	(1,050)
Interest expense	29,501	25,833

Income before income taxes	28,787	33,745
Income tax provision	(7,233)	(9,189)

Net income	$21,554	$24,556

See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2006	2005
Cash flows (used in) provided by operating activities:
Net income	$21,554	$24,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	33,201	33,760
Amortization of deferred financing costs	1,801	1,698
Loss on disposal of fixed assets	228	55
Distributed (undistributed) earnings in joint venture	1,033	(589)
Deferred tax provision	1,239	3,515
Non-cash compensation	1,881	410
Decrease (increase) in working capital:
Accounts receivable	(38,949)	(43,567)
Due to related party	(1,553)	351
Inventories	(62,765)	5,373
Other assets	2,931	(6,402)
Accounts payable, other payables and accruals and long-term liabilities	8,018	10,004

Net cash (used in) provided by operating activities	(31,381)	29,164

Cash flows (used in) provided by investing activities:
Purchase of plant and equipment	(28,049)	(8,604)
Proceeds from sale of property, plant and equipment	54	122

Net cash used in investing activities	(27,995)	(8,482)

Cash flows (used in) provided by financing activities:
Proceeds from debt	123,008	—
Repayment of debt	(2,596)	(2,010)
Cash dividend to parent	(129,531)	—
Deferred financing costs	(2,678)	—
Net proceeds from insurance note payable	2,957	1,380

Net cash used in financing activities	(8,840)	(630)

Effects of exchange rate differences on cash	(4,003)	5,141

Net (decrease) increase in cash and cash equivalents	(72,219)	25,193
Cash and cash equivalents at beginning of the period	100,934	46,357

Cash and cash equivalents at end of the period	$28,715	$71,550

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$3,856	$1,058
Cash paid during the period for interest	$33,364	$28,821
See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Notes to Consolidated Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies
(a) Organization and Description of Business
     Kraton Polymers LLC together with its subsidiaries, unless otherwise indicated, are collectively referred to as “Kraton,”, “the Company”, “we,” “our,” “ours,” and “us.” Kraton is the parent of Elastomers Holdings LLC (parent company of our United States operations), Kraton Polymers Holdings B.V. (parent company of non-U.S. operations) and Kraton Polymers Capital Corporation (a company with no operations). TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymer Holdings LLC, or Polymer Holdings, which in turn owns 100% of the equity interests of Kraton. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and its affiliates and Kraton Polymers Management LLC, or Management LLC.
     Kraton is a leading global performance polymer company and is the world’s largest producer of styrenic block copolymers, or SBCs, a family of products whose chemistry it pioneered over forty years ago. SBCs are highly-engineered thermoplastic elastomers, which enhance the performance of numerous products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. Kraton polymers are used in a wide range of applications including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing, and footwear products. Kraton has the leading position in nearly all of its core markets and is the only producer of SBCs with global manufacturing capability. Kraton’s production facilities are located in the United States, The Netherlands, Germany, France, Brazil, and Japan.
(b) Basis of Presentation
     The consolidated financial statements presented herein are for Kraton and its consolidated subsidiaries, each of which is a wholly-owned subsidiary.
     The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.
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

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on our financial statements.
          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for defined Benefit and Other Post Retirement Plans, which is an amendment of FASB Statements No. 87, 88, 106 and 132(R) September 2006. SFAS No. 158 will require us to recognize the over-funded or under-funded status of our defined benefit pension and other postretirement plans as an asset or a liability, respectively, on the balance sheet and recognize changes in that net funded status in the year in which changes occur through other comprehensive income (a component of our members’ equity). SFAS No. 158 will also require that we measure the plan assets and benefit obligations of these plans as of December 31 of each year. In accordance with FAS 158, we will initially recognize the over-funded and under-funded status of our defined benefit pension and other postretirement plans, as applicable, on our consolidated balance sheet and incorporate the required disclosures as of December 31, 2006. Upon adoption of FAS 158 as of December 31, 2006, we will recognize the net under-funded status of our defined benefit pension and other postretirement plans, which will result in an estimated $4.0 million charge to other comprehensive income. The requirement to measure plan assets and benefit obligations as of December 31 is effective December 31, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our results of operations.
          In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect SAB No. 108 to have a material impact on our consolidated financial statements.
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
     See footnote 10(b) for a description of the T.J. Chemical Holdings LLC 2004 Option Plan. There were 365,000 and 1,607,500 options granted during the three and nine months ended September 30, 2006. There were no options exercised during the three and nine months ended September 30, 2006 or September 30, 2005.
     We recorded stock-based employee compensation expense of $489,000 and $1,408,000 for the three and nine months ended September 30, 2006, respectively, net of tax effects of $143,000 and $473,000, respectively. During the comparable periods in 2005 we recorded stock-based employee compensation expense of $117,000 and $298,000, respectively, net of tax effects of $44,000 and $112,000, respectively. At September 30, 2006, there was approximately $6.5 million of unrecognized compensation cost related to nonvested option awards, and $1.5 million of unrecognized compensation expense related to nonvested restricted stock awards.
     The Company expects to recognize in stock-based employee compensation expense the following (in millions):

Year Ended
December 31,	Amount
2006	$2.5
2007	2.6
2008	2.5
2009	1.5
2010	0.6
2011	0.1

     The weighted average fair value per option at the date of grant for options granted in the third quarter of 2006 was $0.64 (365,000 options were granted in the third quarter of 2006), as valued using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
September 30, 2006
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
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the noted periods (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Reported net income	$3,382	$24,556
Add: Stock based employee compensation expense (1)	—	—
Less: Total fair value computed stock-based compensation, net of tax	(381)	(966)

Pro forma net income	$3,001	$23,590

(1)	Amount does not include stock-based compensation of $161,000 and $410,000 for the three months and nine months ended September 30, 2005, respectively, related to the Company’s restricted stock awards, as these amounts are included in reported net income.
     Information pertaining to option activity for the nine months ended September 30, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value (1)
Outstanding-beginning of year	14,835	$1.00
Granted	1,608	1.00	—
Exercised	—	1.00	—
Cancelled	358	1.00	—	—

Outstanding at September 30, 2006	16,085	$1.00	1.9	—

Exercisable at September 30, 2006	3,583	$1.00	—	—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The fair value of our stock was estimated to be $0.89 at December 31, 2005. Management believes there has been no significant change in the market value of our stock as of September 30, 2006.

     The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2006, and the number and weighted average exercise price of options exercisable as of September 30, 2006 follow (number of options in thousands):

			Weighted	Weighted
	Range of	Number of	Average	Average
	Exercise Prices	Options	Exercise Price	Remaining Life
Outstanding options:	$1.00	16,085	$1.00	1.9

Exercisable options:	$1.00	3,583	$1.00

(3) Restructuring Activities
     As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring projects during the three and nine months ended September 30, 2006. These projects include reducing the number of employees through a voluntary separation program at our Belpre, Ohio facility, the reorganization of our office in Tokyo, Japan and the closure of our office in London, United Kingdom. We also plan to shut down our research laboratory in Louvain-la-Neuve, Belgium and merge these activities into our research and development facility located in Amsterdam, The Netherlands. During the three months and nine months ended September 30, 2006 we recorded approximately $0.8 million and approximately $4.3 million, respectively, of employee severance costs related to our workforce reduction as part of our cost reduction program. During the three months and nine months ended September 30, 2006, we recorded approximately $0.6 million and approximately $1.0 million, respectively, of consulting costs related to our voluntary separation program at our Belpre, Ohio facility. During the three and nine months ended September 30, 2006 we recorded a charge of approximately $0.4 million associated with the closure of our office in London, United Kingdom. During the nine months ended September 30, 2006 we recorded as a charge for additional pension and other post retirement benefits expense of approximately $2.3 million related to the voluntary separation program at our Belpre, Ohio facility. During the nine months ended September 30, 2006 we recorded a charge of approximately $0.6 million associated with the planned shut down of our research laboratory in Louvain-la-Neuve, Belgium, related to the early lease termination penalty.
     We expect to incur restructuring charges of approximately $7.5 million, in connection with the reductions in work force discussed above, during the year ended December 31, 2006. As of September 30, 2006 there was a net liability of approximately $2.7 million related to unpaid employee severance cost. The unpaid severance cost is estimated to be paid out over the next nine months with the final payments expected to end in the second quarter of 2007 and the unpaid early lease termination penalty is expected to be paid during the first quarter of 2007.
     The restructuring charges discussed above were recorded in the September 30, 2006 income statements as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of goods sold	$1,459	$6,468
Research and development	$—	$585
Selling, general and administrative	$380	$1,437
     The following table summarizes the activities related to the Company’s restructuring reserve by component (in thousands):

	Severance	Exit Activity
	Costs	Costs	Total
Restructuring charges incurred during 2006	$4,280	$965	$5,245
Cash Payments	(1,559)	$—	$(1,559)

Reserve balance at September 30, 2006	$2,721	$965	$3,686

(4) Detail of Certain Balance Sheet Accounts
     The components of inventories and other payables and accruals included the following (in thousands):

	September 30, 2006	December 31, 2005
Inventories:
Finished products	$223,022	$167,454
Work in progress	4,177	2,615
Raw materials	39,376	22,526

	$266,575	$192,595

Other payables and accruals:
Employee related	$15,741	$16,217
Interest	3,464	8,069
Property and other taxes	5,012	5,095
Customer rebates	4,658	4,382
Income taxes payable	3,026	752
Other	12,456	14,243

	$44,357	$48,758

(5) Comprehensive Income (Loss)
     The components of comprehensive income (loss) include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income	$11,635	$3,382	$21,554	$24,556
Foreign currency adjustments	4,712	1,157	16,983	(20,925)
Unrealized (loss) gain on interest rate swaps	(699)	818	(532)	1,676

Total comprehensive income	$15,648	$5,357	$38,005	$5,307

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Foreign currency adjustments	$11,404	$(5,579)
Unrealized gain on interest rate swaps	2,355	2,887

Total accumulated other comprehensive income (loss)	$13,759	$(2,692)

(6) Long-term Debt
     Long-term debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Senior Secured Credit Facility:
Term Loans	$383,075	$262,663
Revolving Loans	—	—
8.125% Senior Subordinated Notes	200,000	200,000

Total long-term debt	583,075	462,663
Less current portion of long-term debt	3,850	30,570

Total	$579,225	$432,093

(a) Senior Secured Credit Facility
     On May 12, 2006 Kraton entered into an amendment, which is referred to as the Amendment, to its senior secured credit agreement, or the Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006 among Kraton, various lenders, Goldman Sachs Credit Partners L.P., UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc., and General Electric Capital Corporation in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.000% Discount Notes. On May 12, 2006 all of the 12.000% Discount Notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.000% Discount Notes) were accepted for payment and purchased for aggregate total consideration equal to $128,785,000.
     The Amendment provided for, among other things, a new term facility, or the Term Facility, of $385 million, representing a $25 million increase over the original Term Facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extended the maturity of the revolving facility, or the Revolving Facility, from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006 Kraton entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative and negative covenants, including a covenant that limited Kraton’s ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, Kraton borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to provide a portion of the funds necessary to consummate the tender offer for the 12.000% Discount Notes and pay fees and expenses related to the foregoing.
     Three of Kraton’s subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, and Polymer Holdings, have guaranteed the Credit Agreement. The guarantors, together with Kraton, are referred to as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of September 30, 2006, and December 31, 2005, Kraton had no outstanding borrowings under the Revolving Facility. In these notes, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.
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
     As of September 30, 2006, we were in compliance with all covenants under the Credit Agreement.
(b) Senior Subordinated Notes Due January 15, 2014
     On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at September 30, 2006 and December 31, 2005, was $200.0 million.
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
     As of September 30, 2006, we were in compliance with all covenants under the 8.125% Notes.
(7) Financial Instruments
(a) Interest Rate Swap Agreements
     Under the Credit Agreement, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the Term Loan portion of the credit facility. As of September 30, 2006, the fair market value of the agreements in effect was an asset of $2.1 million. The agreements have an average fixed rate of 3.524%.

(b)Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006
	Carrying Value	Fair Value
Term Loans	$383,075	$383,075
8.125% Notes	200,000	193,500

	December 31, 2005
	Carrying Value	Fair Value
Term Loans	$262,663	$262,663
8.125% Notes	200,000	192,000
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
(10) Employee Benefits
(a) Investment in Kraton Management LLC
     We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price and have been granted restricted and notional restricted membership units. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. As of September 30, 2006, there were 2,715,000 membership units of Management LLC issued and outstanding.
(b) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including Kraton, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of, TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on June 30, 2004, on a fully diluted basis. As of September 30, 2006, there were 16,085,500 options granted and outstanding.
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
(c) Other Equity Awards
     Kraton provides certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates do not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the Threshold Amount, which is defined as the initial value of TJ Chemical, and 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided, that the participant is employed by Kraton or its subsidiaries on such vesting date, and provided further, that 100% of the profits units shall become vested upon a change in control. Upon the occurrence of any of the foregoing vesting events, TJ Chemicals will pay to the holders of the profits units the amount of the difference between initial value of the profits units and the then current fair value of the profits units as determined by the profits units agreement. Compensation expense will be recorded in our financial statements for this difference at the time it becomes probable the profits units will become vested. As of September 30, 2006, there were 2,231,250 profits units granted and outstanding.
(d) Kraton Polymers LLC Executive Deferred Compensation Plan
     On September 9, 2004, the Board of Directors of Kraton adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. Kraton reserved 2 million membership units for issuance pursuant to the Kraton Deferred Compensation Plan and as of September 30, 2006, there were no granted or outstanding membership units.

(e) 2006 Incentive Compensation Plan
     On March 8, 2006, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2006 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2006 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers, and employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2006, the Board will establish a common bonus pool proportional to the EBITDA generated. It is expected that the common bonus pool will be in the range of $5 million to $10 million, but could be more or less depending on performance. Once the common bonus pool is determined based on EBITDA, the common bonus pool under the 2006 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.
(f) Retirement Plans
     The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2006 and September 30, 2005, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$563	$886	$2,157	$2,658
Interest cost	907	779	2,605	2,337
Expected return on plan assets	(893)	(736)	(2,491)	(2,208)
Restructuring costs (See Note 3)	(148)	—	624	—

Net periodic benefit cost	$429	$929	$2,895	$2,787

     The components of net periodic benefit cost related to other postretirement benefits for the three and nine months ended September 30, 2006, and September 30, 2005, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$90	$91	$296	$275
Interest cost	187	119	461	357
Recognized actuarial gain	—	—	—	(3)
Restructuring costs (See Note 3)	499	—	1,900	—

Net periodic benefit cost	$776	$210	$2,657	$629

(11) Industry and Foreign Operations
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
     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Revenues:
United States	$104,887	$109,208	$295,886	$307,902
Germany	36,096	28,847	90,491	76,161
Japan	14,175	13,724	45,323	41,417
Netherlands	15,235	13,141	43,898	36,213
Italy	13,083	12,310	41,587	37,841
China	13,645	8,299	34,767	18,584
United Kingdom	8,059	11,539	31,164	34,756
Brazil	8,961	7,381	23,283	19,239
Canada	7,160	7,233	20,286	19,918
France	7,007	6,018	19,730	22,709
Taiwan	3,710	4,983	11,930	13,102
Thailand	3,148	2,856	11,530	8,740
Turkey	2,250	3,057	10,924	8,127
Poland	6,746	7,015	10,891	12,484
Belgium	2,813	1,714	10,480	4,726
All other countries	41,179	39,149	100,661	90,706

	$288,154	$276,474	$802,831	$752,625

	September 30,	December 31,
	2006	2005
Long-lived Assets:
United States	$279,195	$270,639
France	96,849	91,593
Brazil	46,323	30,008
Germany	29,378	26,011
Netherlands	26,412	23,732
Japan	3,324	3,342
All other countries	13,343	12,837

	$494,824	458,162
Less accumulated depreciation	(94,200)	(63,970)

	$400,624	$394,192

(12) Supplemental Guarantor Information
     Kraton and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries fully and unconditionally guarantee, on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Kraton’s remaining subsidiaries are not guarantors of the 8.125% Notes. Kraton does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.
Balance Sheet

	As of September 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(571)	$29,286	$—	$28,715
Receivables, net	434	59,090	103,738	(8,280)	154,982
Inventories of products	—	146,058	125,849	(5,332)	266,575
Inventories of materials and supplies	—	6,579	3,712	—	10,291
Other current assets	5,724	609	11,572	—	17,905
Deferred income taxes	—	6,027	(4,074)	—	1,953

Total current assets	6,158	217,792	270,083	(13,612)	480,421
Property, plant, and equipment, less accumulated depreciation	120,036	170,107	110,481	—	400,624
Identifiable intangible assets, less accumulated amortization	47,152	—	48,811	—	95,963
Investment in joint venture	813	—	8,693	—	9,506
Deferred financing costs	13,588	—	—	—	13,588
Other long-term assets	111,025	342,835	5,759	(446,983)	12,636

Total assets	$298,772	$730,734	$443,827	$(460,595)	$1,012,738

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$—	$—	$—	$3,850
Accounts payable — trade	2,900	31,371	47,682	—	81,953
Other payables and accruals	3,714	17,538	23,105	—	44,357
Due to (from) related parties	—	1,342	18,232	(8,280)	11,294
Insurance note payable	2,957	—	—	—	2,957

Total current liabilities	13,421	50,251	89,019	(8,280)	144,411
Long-term debt, net of current portion	579,225	—	—	—	579,225
Deferred income taxes	(20,297)	49,974	4,867	—	34,544
Long-term liabilities	337,382	31,515	110,084	(446,983)	31,998

Total liabilities	909,731	131,740	203,970	(455,263)	790,178

Commitments and contingencies (See Note 9)
Member’s equity:
Common equity	(613,314)	598,994	228,453	(5,332)	208,801
Accumulated other comprehensive income	2,355	—	11,404	—	13,759

Total member’s equity	(610,959)	598,994	239,857	(5,332)	222,560

Total liabilities and member’s equity	$298,772	$730,734	$443,827	$(460,595)	$1,012,738

(1)	Kraton Polymers Capital Corporation has minimal assets and income. Kraton does not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Balance Sheet

	As of December 31, 2005
		Guarantor	Non-Guarantor
	Issuers(1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,941	$45,993	$—	$100,934
Receivables, net	—	45,048	69,950	(7,412)	107,586
Inventories of products	—	109,691	88,697	(5,793)	192,595
Inventories of materials and supplies	—	5,935	3,401	—	9,336
Other current assets	4,729	9,565	9,217	—	23,511
Deferred income taxes	—	6,027	(4,074)	—	1,953

Total current assets	4,729	231,207	213,184	(13,205)	435,915
Property, plant, and equipment, less accumulated depreciation	127,589	173,900	92,703	—	394,192
Identifiable intangible assets, less accumulated amortization	53,037	—	48,811	—	101,848
Investment in consolidated subsidiaries	—	—	—	—	—
Investment in joint venture	813	—	9,729	—	10,542
Deferred financing costs	12,711	—	—	—	12,711
Other long-term assets	105,385	290,963	4,127	(390,870)	9,605

Total assets	$304,264	$696,070	$368,554	$(404,075)	$964,813

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$—	$—	$—	$30,570
Accounts payable — trade	2,900	26,726	34,719	—	64,345
Other payables and accruals	8,069	21,448	19,241	—	48,758
Due to (from) related parties	—	1,835	18,696	(7,412)	13,119

Total current liabilities	41,539	50,009	72,656	(7,412)	156,792
Long-term debt, net of current portion	432,093	—	—	—	432,093
Deferred income taxes	(9,055)	42,764	301	—	34,010
Long-term liabilities	285,485	28,950	106,148	(390,870)	29,713

Total liabilities	750,062	121,723	179,105	(398,282)	652,608

Commitments and contingencies (See Note 9)	—	—	—	—	—
Member’s equity:
Common equity	(448,685)	574,347	195,028	(5,793)	314,897
Accumulated other comprehensive income (loss)	2,887	—	(5,579)	—	(2,692)

Total member’s equity	(445,798)	574,347	189,449	(5,793)	312,205

Total liabilities and member’s equity	$304,264	$696,070	$368,554	$(404,075)	$964,813

(1)	Kraton Polymers Capital Corporation has minimal assets and income. Kraton does not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Three Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$142,454	$170,368	$(34,413)	$278,409
Other	—	50	9,695	—	9,745

Total revenues	—	142,504	180,063	(34,413)	288,154
Costs and expenses:
Cost of goods sold	(2,567)	112,903	149,897	(34,413)	225,820

Gross profit	2,567	29,601	30,166	—	62,334
Research and development expenses	—	3,980	2,104	—	6,084
Selling, general, and administrative expenses	—	10,718	8,166	—	18,884
Depreciation and amortization	4,479	4,739	1,969	—	11,187
Loss in joint venture	—	—	208	—	208
Interest expense (income)	11,917	(2,220)	1,235	—	10,932

Income (loss) before income taxes	(13,829)	12,384	16,484	—	15,039
Income tax (provision) benefit	2,609	(2,575)	(3,438)	—	(3,404)

Net income (loss)	$(11,220)	$9,809	$13,046	$—	$11,635

	Three Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$143,409	$154,784	$(29,176)	$269,017
Other	—	—	7,457	—	7,457

Total revenues	—	143,409	162,241	(29,176)	276,474
Costs and expenses:
Cost of goods sold	438	115,689	138,994	(29,176)	225,945

Gross profit	(438)	27,720	23,247	—	50,529
Research and development expenses	—	3,437	3,263	—	6,700
Selling, general, and administrative expenses	—	10,252	8,878	—	19,130
Depreciation and amortization	4,953	4,572	2,023	—	11,548
(Earnings) in joint venture	—	—	(182)	—	(182)
Interest expense (income)	9,284	(1,885)	1,284	—	8,683

Income (loss) before income taxes	(14,675)	11,344	7,981	—	4,650
Income tax (provision) benefit	3,998	(3,091)	(2,175)	—	(1,268)

Net income (loss)	$(10,677)	$8,253	$5,806	$—	$3,382

(1)	Kraton Polymers Capital Corporation has minimal assets and income. Kraton does not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$408,199	$496,817	$(129,824)	$775,192
Other	—	185	27,454	—	27,639

Total revenues	—	408,384	524,271	(129,824)	802,831
Costs and expenses:
Cost of goods sold	(461)	326,794	439,043	(129,824)	635,552

Gross profit	461	81,590	85,228	—	167,279
Research and development expenses	—	10,595	8,555	—	19,150
Selling, general, and administrative expenses	—	33,961	22,911	—	56,872
Depreciation and amortization	13,437	13,849	5,915	—	33,201
(Earnings) in joint venture	—	—	(232)	—	(232)
Interest expense (income)	32,624	(6,790)	3,667	—	29,501

Income (loss) before income taxes	(45,600)	29,975	44,412	—	28,787
Income tax (provision) benefit	10,963	(7,210)	(10,986)	—	(7,233)

Net income (loss)	$(34,637)	$22,765	$33,426	$—	$21,554

	Nine Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$399,119	$441,788	$(108,569)	$732,338
Other	—	—	20,287	—	20,287

Total revenues	—	399,119	462,075	(108,569)	752,625
Costs and expenses:
Cost of goods sold	6,384	304,790	383,540	(108,569)	586,145

Gross profit	(6,384)	94,329	78,535	—	166,480
Research and development expenses	—	9,783	9,717	—	19,500
Selling, general, and administrative expenses	—	32,825	21,867	—	54,692
Depreciation and amortization	13,911	13,814	6,035	—	33,760
(Earnings) in joint venture	—	—	(1,050)	—	(1,050)
Interest expense (income)	27,258	(5,286)	3,861	—	25,833

Income (loss) before income taxes	(47,553)	43,193	38,105	—	33,745
Income tax (provision) benefit	12,949	(11,762)	(10,376)	—	(9,189)

Net income (loss)	$(34,604)	$31,431	$27,729	$—	$24,556

(1)	Kraton Polymers Capital Corporation has minimal assets and income. Kraton does not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Cash Flows

	Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(47,273)	$6,713	$9,179	$—	$(31,381)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(10,328)	(17,667)	—	(27,995)

Net cash used in investing activities	—	(10,328)	(17,667)	—	(27,995)

Cash flows provided by (used in) financing activities:
Proceeds from debt	123,008	—	—	—	123,008
Repayment of debt	(2,596)	—	—	—	(2,596)
Cash dividend to parent	(129,531)	—	—	—	(129,531)
Deferred financing costs	(2,678)	—	—	—	(2,678)
Net proceeds from insurance note payable	2,957	—	—	—	2,957
Proceeds from (payments on) intercompany loans	56,113	(51,897)	(4,216)	—	—

Net cash provided by (used in) financing activities	47,273	(51,897)	(4,216)	—	(8,840)

Effect of exchange rate difference on cash	—	—	(4,003)	—	(4,003)

Net decrease in cash and cash equivalents	—	(55,512)	(16,707)	—	(72,219)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$(571)	$29,286	$—	$28,715

	Nine Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(30,332)	$43,542	$15,954	$—	$29,164
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(5,860)	(2,622)	—	(8,482)

Net cash used in investing activities	—	(5,860)	(2,622)	—	(8,482)

Cash flows provided by (used in) financing activities:
Repayment of debt	(2,010)	—	—	—	(2,010)
Net proceeds from insurance note payable	1,380	—	—	—	1,380
Proceeds from (payments on) intercompany loans	30,962	(20,816))	(10,146)	—	—

Net cash provided by (used in) financing activities	30,332	(20,816)	(10,146)	—	(630)

Effect of exchange rate difference on cash	—	—	5,141	—	5,141

Net decrease in cash and cash equivalents	—	16,866	8,327	—	25,193
Cash and cash equivalents at beginning of period	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$32,847	$38,703	$—	$71,550

(1)	Kraton Polymers Capital Corporation has minimal assets and income. Kraton does not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

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
Overview
     Kraton is a leading supplier of performance polymers worldwide. We believe we are the world’s leading producer (in terms of both sales and volume in 2005) of styrenic block copolymers (SBCs), a family of products whose chemistry we pioneered over 40 years ago. SBCs are highly-engineered thermoplastic elastomers, which enhance the performance of numerous products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. Kraton also sells a high-end polyisoprene rubber (IR), polyisoprene latex, and SBC-based compounded materials. Kraton polymers are used in a wide range of applications including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing, and footwear products. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion, hot melt, and solution applied coatings. They are highly customized to each unique application and usually represent a key enabler of the performance of our customers’ products. We currently offer approximately 1,000 products to over 700 customers in over 60 countries worldwide. Our global manufacturing network includes six plants, which are located in the United States, The Netherlands, Germany, France, Brazil, and Japan.
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
Recent Developments
     Restructuring Actions
     As previously announced, part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring projects across the globe.
•	We are restructuring our work processes at our Belpre, Ohio facility to improve quality, capacity and productivity. As a result, we have reduced the number of employees through a voluntary separation program. We are also reducing our spending with outside contractors at the site. We recorded expenses associated with this restructuring during the three months and nine months ended September 30, 2006 of approximately $1.5 million and $6.5 million, respectively.

•	We closed our business office in London, United Kingdom shifting responsibilities to personnel in other locations. Accordingly, we recorded a charge of approximately $0.4 million during the three months ended September 30, 2006, related to the closure of office in London, United Kingdom. Restructuring expenses related to this activity total $0.5 million for the nine month period ended September, 30, 2006.

•	We plan to shut down our research laboratory in Louvain-la-Neuve, Belgium and consolidate these activities in other locations during early 2007. Our intent is to maintain our outstanding research capability while improving productivity. Customers should see no impact from this change. Restructuring costs associated with this project total approximately $0.6 million for the nine month period ended September 30, 2006.
     We recorded aggregate restructuring expenses during the three months and nine months ended September 30, 2006 of approximately $1.8 million and $8.5 million, respectively. We expect to see annual benefits from these improvements in the range of approximately $8.0 to $11.0 million. We continue to evaluate other significant projects to enhance our long term competitiveness and improve our effectiveness.
     New Polyisoprene Latex Plant, Paulinia, Brazil
     On October 31, 2005, we announced the construction of a new 1.5 kT polyisoprene latex plant at our Paulinia, Brazil facility in response to strong demand from our medical and consumer products customers. The addition of this new plant would give us the global capability to supply nearly 3.0 kT of polyisoprene latex per year. The new plant has been mechanically completed, is in the start-up process, and is expected to be operational during the fourth quarter of 2006. The Paulinia configuration enables us to quickly and cost effectively expand further based upon market needs. Kraton polyisoprene latex is a unique synthetic alternative to natural rubber latex for dipped goods and various specialty products.
     Asia Pacific Expansion Plans
     In April 2006, we announced plans to expand our presence in the Asia Pacific region. The investment plans include the opening of a regional distribution center, installation of packaging capabilities, the opening of a technical services laboratory, and the evaluation of constructing a proprietary HSBC manufacturing plant.
     The distribution center, packaging capability, and the technical services laboratory will be located inside the Wai Gao Qiao Free Trade Zone in Shanghai, China with implementation anticipated in the first quarter of 2007.
     As part of our Asia Pacific expansion strategy, we are evaluating the construction of a 30 kT HSBC manufacturing facility in the region. We plan to employ our latest state-of-the-art technology for producing HSBC products at this new facility. We have initiated engineering and site selection and believe the plant could be operational as early as 2009.
     New Innovations
     Consistent with our strategy we continued to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets throughout 2006. Below is our most recently announced product innovation.
•	In our Packaging and Films end-use market, we announced in October 2006 new developments in functionalized hydrogenated styrenic block copolymers for use as tie layers in high performance barrier packaging applications. This new tie layer technology specifically targets high performance barrier packaging, such as stand up pouches and/or clear retortable packaging, and brings new capabilities to the industry while providing more efficient processing methods.
     European Capacity Expansions
     As previously announced in July 2006, we plan to increase production capabilities for USBCs at our European plants. This 20 kT capacity increase is in response to the expected rising demand from customers in a variety of global markets. The additional capacity is expected to come online by April 2007.

     Resignation of Executive Officers
     Mr. Raymond K. Guba left Kraton effective October 6, 2006, having served as Kraton’s Chief Financial Officer and Vice President since October 24, 2005. Mr. Guba’s departure was not the result of any disagreement with Kraton on any matter relating to Kraton’s operations, policies or practices.
     Appointment of Executive Officers
     On October 5, 2006, the Board of Directors of Kraton appointed Nicholas G. Dekker, 42, as Kraton’s Chief Financial Officer and Vice President. The appointment was effective October 6, 2006. Mr. Dekker replaces Mr. Raymond K. Guba. Mr. Dekker will be responsible for all the finance, information technology and investor relations functions. Kraton and Mr. Dekker are currently negotiating an employment agreement.
     Mr. Dekker began his career with Kraton in April, 2000, as European Finance Manager and was promoted to Finance Manager Europe and Asia Pacific in 2004. Prior to this appointment, Mr. Dekker was serving as Kraton’s Vice President, Europe, Africa and Middle East. He also served as interim Chief Financial Officer and Controller during 2005 and 2006, respectively.
     Changes in Board of Directors
     On September 7, 2006, the Board appointed Mr. Michael MacDougall, a member of the board of directors, to the Executive Committee of our Board of Directors.
     Staff
     In August 2006, we appointed Alan O. Gahm as our new Controller. Mr. Gahm has 25 years of experience in chemical manufacturing and refinery finance and accounting. Mr. Gahm reports directly to Mr. Dekker, our new Chief Financial Officer. Mr. Gahm is responsible for our global accounting activities and internal controls over financial reporting.
     In August 2006, we hired A. Louis Teuscher as our new Director of Tax. Mr. Teuscher has 18 years of experience in oil and gas and manufacturing industries, which includes domestic and international taxation.
Critical Accounting Policies
     Our significant accounting policies are more fully described in the notes to the December 31, 2005 consolidated financial statements included in Kraton’s Annual Report on Form 10-K for the year then ended. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies, which involve the judgment of management.
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
     Our results of operations are directly affected by the cost of our raw materials. Our three principal raw materials (styrene, butadiene and isoprene) together represented approximately 85% of our total raw material purchases volume and approximately 46% of our total cost of goods sold in 2005. Our financial performance has been affected by the significant increases in raw material feedstock prices which we experienced in 2005 and 2006. Prices for these key raw materials have increased between 7% and 41% during 2006 compared to 2005. Over the last two to three years our raw material feedstock costs have been generally correlated to crude oil prices. However, recent raw material costs have been driven principally by supply and demand and global economic conditions. The spot price of West Texas Intermediate crude oil increased from a yearly average of $41.43 per barrel in 2004, $56.47 per barrel in 2005 and a nine-month average of $68.11 per barrel during the first nine months of 2006. The spot price of West Texas Intermediate crude oil continued to increase during July 2006 reaching a historic high of $77.03 per barrel on July 14, 2006, declining to $58.73 per barrel on October 31, 2006. We have responded to these increases in our costs by raising prices. Due to the current market condition, we are continuing to evaluate price increases for all of our products. Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the prices of these raw materials could have a negative impact on our results of operations and financial position.

     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by a variety of suppliers under long-term contracts. Prices under these contracts generally reflect market price and some may have contractual formulas that reference the suppliers’ cost of production. In Japan, supplies of butadiene and isoprene for our joint venture plant are supplied under our joint venture agreement where our partner supplies the majority of our necessary requirements. Styrene, butadiene and any isoprene that our partner is unable to supply the joint venture is sourced from local third-party suppliers. Our facility in Paulinia, Brazil purchases all of its raw materials from local third-party suppliers.
     Styrene is used in the production of substantially all our products. Styrene is predominantly made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased throughout most of 2004, were volatile during 2005, stabilized in early 2006 and increased during both the second and third quarters of 2006.
     Butadiene is used in the production of certain grades of both USBC and HSBC. Recent prices for butadiene are reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since the second quarter of 2004 and in 2005 we experienced increasing market prices for butadiene. Prices decreased slightly in early 2006, and increased in both the second and third quarter of 2006. The butadiene markets have tightened during the first nine months of 2006 due to a combination of butadiene plant reliability problems and olefin producers favoring light cracking feed slates, which produce less butadiene per pound of ethylene.
     Isoprene is used in the production of certain grades of both USBC and HSBC and isoprene rubber. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate. Our prices are primarily affected by supply and demand as well as prices for crude oil and natural gas. Market prices for isoprene continued to rise throughout 2004, 2005 and through the nine months ended September 30, 2006.
     Seasonality
     Sales of Kraton polymer products to the Paving and Roofing end-use market are affected by seasonal changes. Second and third quarter volume sales are usually double that of first and fourth quarter because weather conditions reduce road construction in the winter seasons. As a result, we tend to have higher inventory levels in the first and fourth quarters and higher sales volumes in the second and third quarters. Our other end-use markets tend to show relatively little seasonality.
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

     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese yen and Brazilian real. The following table shows the U.S. dollar exchange rate for these currencies in the third quarter of 2006 and 2005. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

	U.S. $ per Euro		U.S. $ per 10,000 Japanese Yen		U.S. $ per Brazilian Real
	Average	Period End	Average	Period End	Average	Period End
Quarter Ended September 30, 2005	1.220	1.204	89.93	88.35	0.426	0.450
Quarter Ended September 30, 2006	1.275	1.269	86.10	84.82	0.459	0.460
Nine Months Ended September 30, 2005	1.263	1.204	92.84	88.35	0.400	0.450
Nine Months Ended September 30, 2006	1.243	1.269	86.30	84.82	0.459	0.460
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
Results of Operations
Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005
     The following table summarizes certain information relating to our operating results that have been derived from its financial statements (in thousands).

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Revenues:
Sales	$278,409	$269,017
Other	9,745	7,457

Total revenues	288,154	276,474

Costs and expenses:
Cost of goods sold	225,820	225,945

Gross profit	62,334	50,529
Research and development expenses	6,084	6,700
Selling, general and administrative expenses	18,884	19,130
Depreciation and amortization of identifiable intangibles	11,187	11,548
Loss (earnings) in joint venture	208	(182)
Interest, net	10,932	8,683

Income before income taxes	15,039	4,650
Income tax provision	(3,404)	(1,268)

Net income	$11,635	$3,382

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Revenues:
Sales	96.6%	97.3%
Other	3.4	2.7

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	78.4	81.7

Gross profit	21.6	18.3
Research and development expenses	2.1	2.4
Selling, general and administrative expenses	6.6	6.9
Depreciation and amortization of identifiable intangibles	3.8	4.2
Loss (earnings) in joint venture	0.1	(0.1)
Interest, net	3.8	3.1

Income before income taxes	5.2	1.7
Income tax provision	(1.2)	(0.5)

Net income	4.0%	1.2%

Total Revenues
     Total revenues increased by 4.2% to $288.2 million for the three months ended September 30, 2006, as compared to $276.5 million for the three months ended September 30, 2005. The increase in total revenues was primarily due to higher average prices for our products, partially offset by decreased sales volumes.
     Sales. Sales increased by 3.5% to $278.4 million for the three months ended September 30, 2006, as compared to $269.0 million for the three months ended September 30, 2005. The increase in net sales was due to: (1) an estimated $13.2 million increase as a result of increased average prices for our products; and (2) an estimated $5.7 million increase due to of the net appreciation of the functional currencies of our foreign operations against the U.S. dollar, which was partially offset by an estimated $9.5 million due to decreased sales volumes. Sales volumes declined 3.5% to 100kT due to: (1) decreased volumes in the Adhesives, Sealants and Coatings end-use market as a result of price competition along with acrylic tape substitution; (2) decreased volumes in the Paving and Roofing end-use market due to the rising price of asphalt causing a slow down in the paving and roofing markets; and (3) decreased volumes as a result of targeted decline in Packaging and Film non-core end-use markets.
     For the three months ended September 30, 2006, USBC sales increased by 3.2% to $203.5 million as compared to $197.2 million for the three months ended September 30, 2005. The increase in net sales of USBC was primarily due to: (1) an estimated $11.1 million increase as a result of increased average prices for our products; and (2) an estimated $4.4 million increase due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar, partially offset by an estimated $9.2 million decrease in sales volumes.
     For the three months ended September 30, 2006, HSBC sales increased by 4.3% to $74.9 million from $71.8 million, as compared to the three months ended September 30, 2005. The increase in sales of HSBC was due to: (1) an increase of approximately $1.4 million related to increased sales volumes; (2) an estimated $1.3 million increase due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar prices for our products; and (3) an estimated $0.3 million increase as a result of increased average prices for our products.
     Other revenue. Other revenues increased by 29.3% to $9.7 million for the three months ended September 30, 2006, as compared to $7.5 million for the three months ended September 30, 2005. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, an isoprene rubber product. The increase in other revenues is primarily due to increased volumes and prices received for the by-product sales during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Cost of Goods Sold
     Cost of goods sold was $225.8 million for the three months ended September 30, 2006, as compared to $225.9 million for the three months ended September 30, 2005. As a percentage of total revenues, cost of goods sold decreased to 78.4% from 81.7%. Cost of goods sold remained relatively constant between the periods due to: (1) an estimated $6.5 million of increased monomer prices; (2) an estimated $5.8 million increase associated with the increased by-product sales; (3) an estimated $2.5 million increase related to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar; partially offset by: (4) an estimated $6.5 million net decrease related to manufacturing cost absorption; (5) an estimated $5.5 million related to decreased volumes; (6) an estimated $2.1 million cost recovery from insurance proceeds related to the fire in Pernis, The Netherlands, in June, 2004; and (7) an estimated $0.8 million related to reduced other manufacturing expenses.
Gross Profit
     Gross profit increased by 23.4% to $62.3 million for the three months ended September 30, 2006, as compared to $50.5 million for the three months ended September 30, 2005. Gross profit as a percentage of total revenues increased from 18.3% in the three months ended September 30, 2005 to 21.6% in the three months ended September 30, 2006, primarily due to increased average prices, an increased share of our higher value products, and favorable manufacturing cost absorption, partially offset by higher raw material cost and lower volumes.
Operating Expenses
     Research and development expenses. Research and development expenses decreased by 9.0% to $6.1 million for the three months ended September 30, 2006, as compared to $6.7 million for the three months ended September 30, 2005. Research and development expenses decreased due to reduced personnel related costs in the current period. As a percentage of total revenues, research and development expenses decreased to 2.1% from 2.4%.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 1.1% to $18.9 million for the three months ended September 30, 2006, as compared to $19.1 million for the three months ended September 30, 2005. Selling, general and administrative expenses decreased $0.2 million due to: (1) approximately $1.1 million of reduced personnel related costs; partially offset by: (2) approximately $0.5 million of increased non-cash compensation expense; and (3) the recognition of restructuring related expenses of approximately $0.4 million associated with the closure of our office in London, United Kingdom. As a percentage of total revenues, selling, general, and administrative expenses decreased to 6.6% from 6.9%.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense decreased to $11.2 million for the three months ended September 30, 2006 as compared to $11.5 million for the three months ended September 30, 2005 due to assets being depreciated during the 2005 period becoming fully depreciated prior to the 2006 period.
     Earnings in joint venture. The Kashima plant is operated by a joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were a loss of $0.2 million for the three months ended September 30, 2006, as compared to $0.2 million of income for the three months ended September 30, 2005 due to increased monomer costs. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense. Interest expense was $10.9 million for the three months ended September 30, 2006, as compared to $8.7 million for the three months ended September 30, 2005. This increase was primarily due to the increased debt balances, as a result of the May 12, 2006 amendment to our senior secured credit facility at higher interest rates. During the three months ended September 30, 2006, and September 30, 2005, the average debt balances outstanding were $583.8 million and $463.8 million, respectively. The effective interest rates on our debt during the same periods were 7.4% and 7.2%, respectively.
Income Tax Provision
     Income tax provision was $3.4 million for the three months ended September 30, 2006, as compared to $1.3 million for the three months ended September 30, 2005 due to the increase in income before income taxes for the reasons discussed above. The effective tax rate was 22.6% for the three months ended September 30, 2006 as compared to 27.3% for the three months ended September 30, 2005. The decrease in the effective tax rate during the current period was related to the change in the mix of taxable income in our U.S. and International operations.

Net Income
     Net income was $11.6 million for the three months ended September 30, 2006, as compared to $3.4 million for the three months ended September 30, 2005, for the reasons discussed above.
Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005
     The following table summarizes certain information relating to Kraton’s operating results that have been derived from its financial statements (in thousands).

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Revenues:
Sales	$775,192	$732,338
Other	27,639	20,287

Total revenues	802,831	752,625

Costs and expenses:
Cost of goods sold	635,552	586,145

Gross profit	167,279	166,480
Research and development expenses	19,150	19,500
Selling, general and administrative expenses	56,872	54,692
Depreciation and amortization of identifiable intangibles	33,201	33,760
(Earnings) in joint venture	(232)	(1,050)
Interest, net	29,501	25,833

Income before income taxes	28,787	33,745
Income tax provision	(7,233)	(9,189)

Net income	$21,554	$24,556

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Revenues:
Sales	96.6%	97.3%
Other	3.4	2.7

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	79.2	77.9

Gross profit	20.8	22.1
Research and development expenses	2.4	2.6
Selling, general and administrative expenses	7.1	7.3
Depreciation and amortization of identifiable intangibles	4.1	4.5
(Earnings) in joint venture	(0.0)	(0.1)
Interest, net	3.7	3.4

Income before income taxes	3.6	4.5
Income tax provision	(0.9)	(1.2)

Net income	2.7%	3.3%

Total Revenues
     Total revenues increased by 6.7% to $802.8 million for the nine months ended September 30, 2006, as compared to $752.6 million for the nine months ended September 30, 2005. The increase in total revenues was due to higher average prices for our products, partially offset by decreased sales volumes.
     Sales. Sales increased by 5.9% to $775.2 million for the nine months ended September 30, 2006, as compared to $732.3 million for the nine months ended September 30, 2005. The increase in sales was primarily due to: (1) an estimated $46.5 million increase as a result of increased average prices for our products; which was partially offset by: (2) an estimated $2.0 million decrease due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar; and (3) approximately $1.6 million decrease due to a decline in volumes. Sales volume decreased approximately 0.6kT, or 0.2%, from the comparable period in 2005. The 0.2% decreased volumes were primarily due to lower volumes in the Packaging and Film end-use markets due to targeted decline in non-core markets. This decline in volumes was partially offset by: (1) strong growth in the Compounding Channels end-use market within Europe and Asia; and (2) increased sales in the Personal Care end-use market in Europe.
     For the nine months ended September 30, 2006, USBC sales increased by 7.4% to $546.8 million as compared to $509.3 million for the nine months ended September 30, 2005. The increase in net sales of USBC was primarily due to an estimated $39.8 million increase as a result of increased average prices for our products, which was partially offset by an estimated $2.2 million due to decreased volumes, and an estimated $0.1 million due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar.
     For the nine months ended September 30, 2006, HSBC sales increased by 2.4% to $228.4 million from $223.0 million as compared to the nine months ended September 30, 2005. The increase in sales of HSBC was primarily due to a $5.8 million increase as a result of increased average prices for our products and an estimated $1.5 million was due to increased sales volumes, which was partially offset by an estimated $1.9 million decrease due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar.
     Other revenue. Other revenues increased by 36.0% to $27.6 million for the nine months ended September 30, 2006, as compared to $20.3 million for the nine months ended September 30, 2005. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, an isoprene rubber product. The increase in other revenues is primarily a result of increased volumes and prices received for the by-product sales.
Cost of Goods Sold
     Costs of goods sold increased by 8.4% to $635.6 million for the nine months ended September 30, 2006, as compared to $586.1 million for the nine months ended September 30, 2005. As a percentage of total revenues, cost of goods sold increased to 79.2% from 77.9%. The $49.5 million increase in cost of goods sold was due to: (1) an estimated $50.1 million of increased monomer costs; (2) an estimated $10.9 million increase in cost of goods sold associated with the increased by-product sales; (3) an estimated $5.5 million of employee severance related restructuring charges; partially offset by: (4) an estimated $7.8 million net decrease related to manufacturing cost absorption; (5) an estimated $4.0 million related to other manufacturing expenses; (6) an estimated $3.1 million decrease due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar; and (7) an estimated decrease of $2.1 million cost recovery from insurance proceeds related to the fire in Pernis, The Netherlands in June, 2004.
Gross Profit
     Gross profit increased by 0.5% to $167.3 million for the nine months ended September 30, 2006, as compared to $166.5 million for the nine months ended September 30, 2005. Gross profit as a percentage of total revenues decreased from 22.1% in the nine months ended September 30, 2005 to 20.8% in the nine months ended September 30, 2006, primarily due to the increase in cost of goods sold as a result of higher raw material cost.

Operating Expenses
     Research and development expenses. Research and development expenses decreased by 1.5% to $19.2 million for the nine months ended September 30, 2006, as compared to $19.5 million for the nine months ended September 30, 2005. Research and development expenses decreased due to reduced personnel related costs in the current period and partially offset by the recognition of restructuring related expenses of approximately $0.6 million associated with the announced termination of the Louvain-la-Neuve, Belgium research laboratory lease. As a percentage of total revenues, research and development expenses primarily decreased to 2.4% from 2.6%.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 4.0% to $56.9 million for the nine months ended September 30, 2006, as compared to $54.7 million for the nine months ended September 30, 2005. Selling, general and administrative expenses increased $2.2 million due to: (1) approximately $1.5 million of non-cash compensation expense; (2) approximately $1.1 million of expenses incurred in connection with an unsuccessful acquisition effort; (3) approximately $1.0 million of employee severance related restructuring charges; and (4) the recognition of restructuring related expenses of approximately $0.4 million associated with the closure of our office in London, United Kingdom, partially offset by reduced personnel related costs of approximately $1.8 million. As a percentage of total revenues, selling, general, and administrative expenses decreased to 7.1% from 7.3%.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense decreased to $33.2 million for the nine months ended September 30, 2006 as compared to $33.8 million for the nine months ended September 30, 2005 due to assets being depreciated during the 2005 period becoming fully depreciated prior to the 2006 period.
     Earnings in joint venture. The Kashima plant is operated by a joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture decreased to $0.2 million for the nine months ended September 30, 2006, as compared to $1.1 million for the nine months ended September 30, 2005 due to increased monomer costs. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense. Interest expense was $29.5 million for the nine months ended September 30, 2006, as compared to $25.8 million for the nine months ended September 30, 2005. This increase was primarily due to the increased debt balances, as a result of the May 12, 2006 amendment to our senior secured credit facility at higher interest rates. During the nine months ended September 30, 2006, and September 30, 2005, the average debt balances outstanding were $523.2 million and $464.5 million, respectively. The effective interest rates on our debt during the same periods were 7.4% and 7.1%, respectively.
Income Tax Provision
     Income tax provision was $7.2 million for the nine months ended September 30, 2006, as compared to $9.2 million for the nine months ended September 30, 2005 due to the decrease in income before income taxes for the reasons discussed above. The effective tax rate decreased to 25.1% for the nine months ended September 30, 2006 as compared to 27.2% for the nine months ended September 30, 2005. The decrease in the effective tax rate during the current period is related to the change in the mix of taxable income in our U.S. and International operations.
Net Income
     Net income was $21.6 million for the nine months ended September 30, 2006, as compared to $24.6 million for the nine months ended September 30, 2005, for the reasons discussed above.
Liquidity and Capital Resources
     Operating activities. Net cash used in operating activities was $31.4 million for the nine months ended September 30, 2006, as compared to net cash provided in operating activities of $29.2 million for the nine months ended September 30, 2005. The net cash used in operating activities for the nine months ended September 30, 2006, was primarily due to the increased cost of inventories related to the higher cost of raw materials.
     Investing activities. Net cash used for investing activities was $28.0 million for the nine months ended September 30, 2006, as compared to $8.5 million for the nine months ended September 30, 2005. This increase was primarily driven by the increase in capital expenditure of approximately $19.4 million during nine months ended September 30, 2006, as compared to the prior period. The increase is primarily related to the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility.
     Financing activities. Net cash used by financing activities was $8.8 million for the nine months ended September 30, 2006, as compared to $0.6 million for the nine months ended September 30, 2005. The increase is primarily due to the cash distribution in the amount of approximately $129.5 million to Polymer Holdings, offset by the net proceeds received in the amount of approximately $123.0 million related to the Amendment to our senior secured credit facilities, all of which were incurred to fund the purchase of the Polymer Holdings 12.000% Discount Notes.
     Sources of liquidity. We are a holding company without any operations or assets other than our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances. We believe during 2006 we will generate sufficient cash flows from operations to fund our liquidity needs. We have available to us, upon compliance with customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million, which was fully available at September 30, 2006. The ability for us to pay principal and interest on our indebtedness, fund working capital and, make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
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
     As of September 30, 2006, we were in compliance with all applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.
     Capital expenditures. Capital investments in property, plant and equipment account for the majority of our investing activities. For the nine months ended September 30, 2006, $28.0 million was spent on the purchase of property, plant and equipment as compared to $8.6 million for the nine months ended September 30, 2005. The increased spending in the 2006 period was primarily driven by the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility.
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
     Three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, and Polymer Holdings, have guaranteed the Credit Agreement and we refer in these notes to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of September 30, 2006, and December 31, 2005, we had no outstanding borrowings under the Revolving Facility. We refer in these notes to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans.
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
     As of September 30, 2006, we were in compliance with all covenants under the Credit Agreement.

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
     As of September 30, 2006, we were in compliance with all covenants under the 8.125% Notes.
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
     Management believes that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot guarantee that regulatory requirements or permit conditions will not change, and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.

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
     On December 16, 2003, Shell Chemicals, the operator of our Pernis facility in The Netherlands, delivered a preliminary study reviewing the facility’s operations and physical plant. Based on a study consisting of interviews of plant personnel, a review of plant documentation, and limited fieldwork relating to selected areas of the manufacturing complex that includes both our manufacturing assets and those of Shell Chemicals, the preliminarily study estimates that significant expenditures may be required by us over an indeterminate period. The study identifies both required maintenance and suggested near-term and long-term improvements to the facility and physical plant. On March 8, 2004, Shell Chemicals presented an update of this study, which had been reviewed by the plant manager of the facility, and provided some analysis of the preliminary study. This study, along with the previously mentioned potential of Shell Chemicals to not renew the isoprene supply agreement to our Pernis, The Netherlands facility, has caused Kraton to review the long-term strategic and economic options for our Pernis assets.
Off-Balance Sheet Transactions
     We are not involved in any material off-balance sheet transactions as of September 30, 2006.
Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.
     Interest rate risk. We have $383.1 million of variable rate debt outstanding under our senior secured credit facility as of September 30, 2006. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. Under our original Credit Agreement, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. Under the Amendment to the Credit Agreement, we are not required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. As a result of the requirement under the original Credit Agreement to hedge or otherwise protect against interest rate fluctuations, a portion of our variable rate debt, we entered into two interest rate swap agreements in the amount of $80.0 million each, effective June 11, 2004 and July 6, 2004, respectively. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. The agreements have an average fixed rate of 3.524%. As of September 30, 2006, the fair market value of the agreements in effect was an asset of $2.1 million.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Approximately half of our revenue and costs are denominated in U.S. dollars; Euro-related currencies are also significant. The net appreciation of the Euro against the U.S. dollar and other world currencies since 2001 has had a positive affect on our sales as reported in U.S. dollars in our historical combined financial statements. Historically, we have not undertaken material hedging strategies to minimize the effect of currency fluctuations.
     Commodity price risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. We have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE AND DISCLOSURE ABOUT MARKET RISK
     Our variable rate debt consists of borrowings under the senior secured credit facility. The interest rates are a function of the bank prime rate or LIBOR. A 1% point change in the base interest rate on our $383.1 million of variable rate debt would result in an approximate $3.8 million change in annual income before taxes. In addition, we have entered into interest rate swaps that will terminate on June 24, 2007 covering $160 million of debt that convert the variable rate debt to a fixed rate that averages 3.524%. A 1% point change in the base interest rate would result in an approximate $1.6 million change in annual income before taxes that would serve to offset the change noted above.
ITEM 4. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In August 2006, we appointed Mr. Alan O. Gahm as our new Controller and A. Louis Teuscher as our new Tax Director. “See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
     There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS
Exhibit Index
10.1	Separation Agreement and General Release and Waiver dated October 26, 2006, between Kraton and Raymond K. Guba. (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K/A filed with the Commission on October 27, 2006)

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 *

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraton Polymers LLC

Date: November 13, 2006	/s/ George B. Gregory
George B. Gregory
Chief Executive Officer and President

/s/ Nicholas G. Dekker Nicholas G. Dekker
Chief Financial Officer and Vice President

Exhibit Index
10.1	Separation Agreement and General Release and Waiver dated October 26, 2006, between Kraton and Raymond K. Guba. (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K/A filed with the Commission on October 27, 2006)

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 *

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 *

*	Filed herewith.