Form 10-K
period 2006-12-31
Kraton Polymers LLC
filed 2007-04-12
CIK 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Kraton Polymers LLC
Commission file number 333-123747

Delaware	94-2805249
(State of incorporation)	(I.R.S. Employer Identification No.)

15710 John F. Kennedy Blvd, Suite 300	281-504-4700
Houston, TX 77032	(Registrant’s telephone number, including area code)
(Address of principal executive offices,	http://www.Kraton.com
including zip code)	(Registrant’s url)
Securities registered pursuant to Section 12(b) of the Act: Not applicable
Securities registered pursuant to Section 12(g) of the Act
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The equity interests of the registrant are not publicly held and the aggregate market value is therefore not determinable.
DOCUMENTS INCORPORATED BY REFERENCE

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
FORWARD LOOKING STATEMENTS
     Certain statements in this Annual Report on Form 10-K under the captions “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the specialty chemicals industry, changes in prices of raw materials used in our business, changes in levels of consumer spending or preferences, overall economic conditions, the level of our indebtedness and exposure to interest rate fluctuations, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and other risks and uncertainties described in this report and the Company’s other reports and documents. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.
     You should carefully consider the information the “Risk Factors” described in this Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
PRESENTATION OF FINANCIAL STATEMENTS
     This Form 10-K includes financial statements and related notes that present the consolidated financial position, results of operations and cash flows of Kraton Polymers LLC, which we refer to as Kraton, and its subsidiaries.

PART I
ITEM 1. BUSINESS
General
     Kraton Polymers LLC (“Kraton”) is a leading supplier of engineered polymers worldwide. Unless otherwise indicated, each of “Company,” “we,” “our,” “ours,” and “us” refers to Kraton and its subsidiaries, taken as a whole. We believe we are the world’s leading producer (in terms of both sales and volume in 2006) of styrenic block copolymers (SBCs), a family of products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered thermoplastic elastomers, which enhance the performance of numerous products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. We also sell a high-end polyisoprene rubber (IR), polyisoprene latex, and SBC-based compounded materials. Our polymers typically modify other products and are frequently processed with other materials in a variety of applications. Our products are highly customized to each unique application and typically represent a key enabler of the performance to our customers’ products. We currently offer approximately 1,000 products to over 700 customers in over 60 countries worldwide. Our global manufacturing network includes six plants, which are located in the United States, The Netherlands, Germany, France, Brazil and Japan.
     We have aligned our commercial activities to serve five core end-use markets: (1) Adhesives, Sealants and Coatings; (2) Paving and Roofing; (3) Compounding Channels; (4) Personal Care; and (5) Packaging and Films. We also have a business development group to manage our emerging businesses, including sales in polyisoprene latex.
     We generate substantially all of our product sales and gross margin from our five primary product lines: (1) unhydrogenated SBCs, or USBCs; (2) hydrogenated SBCs or HSBCs; (3) IR; (4) IR Latex; and (5) Compounds. For a description of our products see “Products.”
Corporate Background
     Kraton was formed in Delaware as Ripplewood Chemical Acquisition LLC on August 24, 2000. Kraton changed its name to Kraton Polymers LLC on February 28, 2001.
     Prior to February 28, 2001, we operated as a number of business units as part of the Royal Dutch/Shell Group of Companies, or Shell Chemicals and did not exist as a stand-alone entity. On February 28, 2001, Ripplewood Chemical Holding LLC, or Ripplewood Chemical, acquired us from Shell Chemicals through a master sale agreement.
     On December 23, 2003, we were acquired by affiliates of the Texas Pacific Group, (“TPG”) and J.P. Morgan Partners, LLC (“JPMP”). Under the Merger Agreement dated as of November 5, 2003, as amended and restated on December 23, 2003, among Ripplewood Chemical, Polymer Holdings LLC, which we refer to as Polymer Holdings, and Polymer Acquisition LLC, on December 23, 2003, Polymer Holdings acquired all of Kraton’s outstanding equity interests from Ripplewood Chemical. Polymer Holdings was formed in Delaware on October 28, 2003, for the purpose of affecting the acquisition of Kraton. Polymer Holdings is a wholly owned subsidiary of TJ Chemical Holdings LLC and is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, JPMP Capital Corp. and affiliates and certain members of our management.

Competitive Strengths
     Leading Global SBC Market Position. We believe we are the world’s leading producer of SBCs, with sales revenues of approximately $1,016 million and sales volumes of approximately 352 kT, excluding by-products, for the year ended December 31, 2006. We generated approximately 92% of our 2006 product sales in our core end-use markets. We believe we hold the number one market position, based on 2006 sales, in the following end-use markets: Adhesives, Sealants and Coatings; Paving and Roofing; Compounding Channels; Personal Care; and Packaging and Films (excluding high styrenics). We believe the Kraton brand name is the most recognized in the industry because of our long history in the business, broad product portfolio, leading technical position, reputation for quality and consistency and global reach. This has allowed us to consistently grow sales and maintain the largest global market share of SBC sales and volumes since commercializing these products over 40 years ago. From 2001 to 2006, our sales volumes, in our core end-use markets grew more than 30%.
     Product Innovation and Superior Technical Expertise. We believe we have built significant brand recognition of the Kraton name in the SBC industry through our commitment to innovation and superior technical expertise and service. We employ approximately 110 research and development staff who are integrated with our marketing teams to identify and develop new products and applications, as well as to deliver comprehensive technical service. We believe our current product portfolio, which includes more than 150 core commercial grades, is the broadest in the industry, and our new product pipeline includes innovations in each of our core end-use markets. We had approximately 1,600 granted patents and pending patent applications as of December 31, 2006 and over 40 years of manufacturing expertise that provide further competitive advantage. As an indicator of our innovation success, we have historically generated over 25% of our sales from new and improved products released in the prior five years.
     Some of the notable innovations and product developments announced during 2006 are as follows:
•	In our Packaging and Film end-use market we announced: (1) the availability of two additional grades of HSBCs which provide an alternative to plasticized PVC for numerous film-based, medical and packaging applications; and (2) new developments in functionalized HSBCs for use as tie layers in high performance barrier packaging applications.

•	In our Adhesives, Sealants and Coatings end-use market we announced: (1) the availability of two additional grades of HSBCs suitable for pressure sensitive adhesive films that enable the key features of both coextruded and adhesive-coated protective films to be combined; (2) the availability of new technology created for hot melt butyl sealant manufacturers which allows for an increase in the range of product service temperatures, as well as the potential for expanded use into new markets, including insulated glass windows for warmer climates; and (3) the successful introduction of highly reactive adhesive polymers that can be cross-linked with UV radiation, and subsequently expanded into low density foamed adhesive systems.

•	In our Compounding Channels end-use market we announced two additional grades of HSBCs which allow compounders to formulate compounds with higher flow, better transparency, enhanced overmold adhesion, yet retain the same strength and service temperature as compounds made with the industry standard Kraton G1651 polymer.

•	In our Personal Care end-use market we announced a new innovation in bicomponent fiber technology. Our advancement in bicomponent fiber enables for the first time the combination of elastic spunbond grades offering biaxial stretch, with the well-known and expected strength of a Kraton SBC. These spunbond grades require no additional drying, offer excellent process stability, and can be spun at world-class speeds.
     Strong Customer Relationships. For over 40 years, we have cultivated a diversified and loyal customer base because we consistently meet their needs, offer the best product development and provide consistent and reliable products. Our research and development professionals work closely with our customers on process, manufacturing and formulation issues. Our customers’ manufacturing process is typically calibrated to the performance specifications of our products. Given the technical expertise and investment required to develop these formulations and the lead times required to replace them, we believe switching costs are high in most application areas and that incumbents, like Kraton, have an advantage. In addition, many of our products represent a small proportion of the overall cost of the finished product, yet are important to the finished product’s performance characteristics and manufacturing process, further mitigating our customers’ incentive to change suppliers. Our major customers include many leaders in their respective fields. We have maintained relationships with the vast majority of our top customers for 15 years or more.

     Global Scale of Operations. Based on publicly available information and management’s estimates of the production capacity of our competitors, we believe our manufacturing facilities currently have a production capacity of approximately twice that of the next largest producer. Our flagship Belpre, Ohio manufacturing facility represents the largest dedicated SBC production facility in the world in terms of production capacity. We are the only industry participant manufacturing SBCs on four continents: North America; South America; Europe; and Asia. Our ability to provide global manufacturing, distribution and technical support enables our multinational customers to meet their global needs with a single supplier, and allows us to optimize distribution costs and provide more timely and reliable delivery.
     Diversity Across Customers, End-Uses and Geography. We sell our products to over 700 customers across a diverse range of end-use markets in over 60 countries worldwide. No single customer accounted for more than 10% of our 2006 revenue and our top ten customers represented less than 28% of our 2006 total revenue. Many of our customers sell their products into consumer applications that are generally considered to be less sensitive to overall economic conditions, such as adhesives and personal care products. In 2006, we generated 43% of our net product sales from customers located in the Americas, 42% in Europe and 15% in Asia Pacific. In 2006, we generated our revenue from the following end-use markets: 33% from Adhesives, Sealants and Coatings; 30% from Paving and Roofing; 19% from Compounding Channels; 6% from Personal Care; 4% from Packaging and Films; 2% from emerging business; and 6% from other markets. We believe our diverse customer base makes our sales less sensitive to market conditions in any single end-use market or region of the world.
Business Strategy
     Deliver New Innovative Products to the Marketplace. Since the introduction of SBCs by Kraton in the mid-1960s, we have experienced strong demand for new products that utilize the enhancing properties offered by our polymers. Nearly all of the major applications for SBCs today were originally pioneered by Kraton over the past 40 plus years. As a proven product innovator, we will continue to employ our product knowledge and technical expertise to provide application-based solutions for our customers’ highly specialized needs. This can include modifications to current products as well as significant new innovations aimed at displacing more expensive, less-efficient product solutions in the marketplace. Currently, we believe we have a strong new product pipeline to take advantage of new opportunities.
     Focus on the Highest Growth Segments. We are organized around and focus our efforts on our core end-use markets of Adhesives, Sealants and Coatings; Paving and Roofing; Compounding Channels; Personal Care; and Packaging and Films, which we believe will allow us to grow faster than our competition and provide us with the greatest opportunity to differentiate ourselves. We generated approximately 92% of our product sales in 2006 from these core end-use markets where we have devoted substantial research and development resources to product solutions. We believe these core end-use markets will continue to require more complex and higher value-added SBC formulations, which we are well positioned to provide. Also, with the formation of our new business development group, we are seeking to pursue initiatives in emerging businesses outside of our core end-use markets, which leverage our set of core competencies. The business development group is staffing a number of new platform innovations where we see strong growth potential.
     Provide Superior Product Quality and Customer Service. We strive to be the supplier of choice to our customers by offering the highest value-added combination of innovative products, quality, consistency and global technical support. We believe we offer our customers the most extensive product range and global supply availability in the industry through the industry’s largest group of dedicated sales and support personnel. Kraton is the technology leader in the industry and has a unique ability to customize polymers to meet specific customer needs. In addition, we utilize our dedicated technical staff to work interactively with our customers to develop new products or customize existing products to meet their requirements. Customers place a high value on our ability to manufacture products that are consistent and of high quality, as these attributes are critical to the efficiency of their own production processes.
     Expanding into New Applications and Regions. We have a very strong market position in North America and Europe, which we intend to maintain and grow. We also see significant growth opportunities in other regions, particularly Asia Pacific. We believe that Asian economic development will drive significant growth in demand for SBCs in the region. We are committed to the region and are seeking to expand our presence there. On February 13, 2007 we opened the new distribution center located inside the Waigaoqiao Free Trade Zone in Shanghai, China, which includes storage and distribution capabilities for USBCs, HSBCs and polyisoprene products. This new distribution center will improve product availability, reduce order lead-time, optimize logistics and improve over all service levels for our customers in the Asia Pacific region. In addition we plan to open a new technical services center in Waigaoqiao Free Trade Zone in Shanghai, China, which we expect to be operational during the second quarter of 2007. As part of our Asia Pacific expansion strategy, we are evaluating the construction of an HSBC manufacturing facility in the region. Due to our ability to increase capacity in our existing facilities beyond our original expectations, we now believe we are able to meet projected global demand for HSBC products through at least 2009. As a result, we are likely to postpone the start up of a new HSBC manufacturing facility in the Asia Pacific region beyond the previously announced 2009 target date. We will continue to perform engineering and evaluate new sites in the Asia Pacific region for the new plant.
     Focus on Operational Excellence and Reduce Unit Costs. We will continue pursuing opportunities for cost reduction, operational improvement and efficient preservation of capital. In 2006, we implemented a number of restructuring projects across the globe, which included: (1) our Belpre, Ohio manufacturing facility; (2) our office in Tokyo, Japan; (3) our executive office in Houston, Texas; (4) closing our business office in London, United Kingdom and relocating responsibilities to personnel in other locations; and (5) shutting down our research laboratory in Louvain-la-Neuve, Belgium and relocating most of the research and development activities and related equipment to Amsterdam, The Netherlands. We recorded aggregate restructuring expenses during the year ended December 31, 2006 of approximately $9.7 million. We expect to see annual benefits from these improvements in the range of approximately $8.0 to $11.0 million and improved operational efficiencies. In addition, we continued with our Lean Six Sigma program that has increased production from existing equipment without significant additional capital investment. We will evaluate other significant projects to enhance our long-term competitiveness and improve our effectiveness.
Products
     Our Kraton polymer products are high performance elastomers, which are engineered for a wide range of end-use applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion, hot melt and solution applied coatings. We offer our customers a broad portfolio of products that includes more than 100 core commercial grades of SBCs.
     We generate substantially all of our product sales and gross margin from our five primary product lines: (1) unhydrogenated SBCs or USBCs; (2) hydrogenated SBCs or HSBCs; (3) IR; (4) IR Latex; and (5) Compounds.
     USBC. Our USBC product portfolio includes over 80 commercial grades or products. This product line was our original SBC offering and continues to represent the greatest proportion of our sales revenues and sales volumes. USBCs are used in each of our end-use markets in a range of products to impart desirable characteristics, such as: (1) resistance to temperature and weather extremes in roads and roofing; (2) resistance to cracking, reduced sound transmission and better drainage in porous road surfaces; (3) impact resistance for consumer plastics; (4) increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers; and (5) enhanced appearance and feel in shoe and boot soles.
     USBCs are produced primarily in three configurations: SBS; SIBS; and SIS. SBS products (formed from polymeric blocks of styrene: butadiene: styrene) are used primarily in asphalt modification, certain packaging applications and footwear compounding. SIBS products (formed from polymeric blocks of styrene: isoprene: butadiene: styrene) provides a market distribution of monomers in the midblock and hot-melt stability, primarily used in adhesives, compounds and films. SIS products (formed from polymeric blocks of styrene: isoprene: styrene) are used primarily in adhesive applications.
     HSBC. Our HSBC product portfolio includes over 70 commercial grades of products. HSBC products have higher performance characteristics than USBC products, are significantly more complex to produce and, as a result, generally generate higher margins. Key enhanced performance characteristics include: (1) color range and stability, including resistance to ultraviolet light; (2) processing stability and viscosity, which facilitate high speed and high temperature manufacturing processes; and (3) enhanced feel and soft touch. HSBC products are primarily compounded with other plastics to form materials sold into a variety of end-use applications, including durable goods, packaging materials and consumer and medical products. HSBCs are also used in adhesives and sealants applications, particularly hot-melt and pressure sensitive adhesives, to increase processing speed and improve durability.
     HSBCs are produced in two configurations: SEBS and SEPS. The majority of HSBC sales in 2006 were SEBS products (styrene:ethylene:butylene:styrene, a hydrogenated SBS). SEBS is used primarily in applications to impart soft-touch characteristics to a variety of consumer and industrial applications, such as tool, toothbrush and razor handles and automotive interiors. SEBS is also used in adhesives and sealants applications, such as hot-melt assembly adhesives. SEPS products (styrene: ethylene: propylene: styrene; a hydrogenated SIS) are used primarily in sealant applications, such as “Do-It-Yourself” sealants, waterproof insulation for telecommunication cables and for viscosity modification.

     IR. IR (formed from polymerizing isoprene), is a line of high purity isoprene rubber products and is a non-SBC product. They combine the key qualities of natural rubber such as good mechanical properties and hysteresis with superior features such as high purity, excellent clarity, good flow, low gel content, no nitrosamines and no natural rubber proteins. Our IR polymers are available as bales of rubber or as latex. Use of IR polymers is beneficial for the production of medical products, adhesives, tackifiers, paints, coatings and photoresistors.
     IR Latex. IR Latex (IR suspended into an aqueous latex), is a substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care and food contact. Our IR Latex is a unique polyisoprene latex with controlled structure and low chemical impurity levels manufactured through an anionic polymerization process developed by Kraton. IR Latex is durable, tear resistant, soft, transparent, and odorless. In addition, it is non-allergenic providing a distinct property advantage over natural rubber latex.
     Compounds. Our Compounds are a mixture of Kraton polymers and other polymers, resins, oils or fillers to enhance the final properties for processing. Compounds cover a wide range of polymers tailored to meet specific customer needs in consumer and industrial applications. Compounds are formulated so that they can be extruded, injection molded, foamed, etc. to meet the final application requirements. These products are primarily used in soft-touch grips, sporting equipment, automotive components and personal care products.

End-Use Markets
     During 2006 and 2005, we sold our products in five core end-use markets: (1) Adhesives, Sealants and Coatings; (2) Paving and Roofing; (3) Compounding Channels; (4) Personal Care; and (5) Packaging and Films. We also established in 2006, an emerging business category to provide a platform for growth and a focus on pursuing initiatives outside of our core businesses, such as IR Latex, and an other markets category. The category of other markets include: (1) footwear; (2) lubricant and fuel additive; and (3) high styrenics.
     The following table describes our five core end-use markets together with other markets and their approximate relative size:

	Revenue
End-Use Markets and Other	Mix(1)	Selected Applications/Products
Adhesives, Sealants and Coatings	33%	•	Tapes and Labels
		•	Non-woven and Industrial Adhesives

Paving and Roofing	30%	•	Asphalt modification
			o Roadways
			o Roofing felts and shingles

Compounding Channels	19%	•	Soft touch and flexible materials (i.e., tool and bicycle grips)
		•	Impact resistant plastics
		•	Automotive components

Personal Care	6%	•	Elastic films (i.e., disposable infant and child care)
		•	Compounds and Oil Gels (i.e., skin care products and lotions)

Packaging and Films	4%	•	Disposable Food Packaging
		•	Medical Films for Bags and Pouches

Emerging Businesses	2%	•	Surgical gloves

Other Markets	6%	•	Footwear
		•	Lubricant and fuel additive
		•	High Styrenics

(1)	Based on 2006 total product sales of $1,015.8 million (excludes by-product sales which are reported as Other revenues).
     Adhesives, Sealants and Coatings. In our Adhesives, Sealants and Coatings end-use market we primarily sell USBC products, as well as some HSBC products. Products sold in this end-use market are used in packaging and specialty tapes, industrial adhesives, non-wovens, labels, oil gels and “Do-It-Yourself” sealants. We believe that growth in this end-use market has been driven by the decreased use of solvent based natural rubber adhesives, increased use of adhesives replacing mechanical systems, demographic shifts and economic development.
     SBCs possess processing ease and speed in hot-melt systems, thereby providing environmental safety and cost advantages over solvent-based systems. SBCs can be formulated to impart a superior combination of performance characteristics, including water resistance, color stability, strong bonding characteristics, high cohesive strength, good ultraviolet light stability, good heat stability and extended shelf life.

     We sell our products to more than 300 customers and 40 countries in this end-use market. These customers include both direct end-use manufacturers, as well as intermediate customers that compound our products with other materials prior to sale to end-use manufacturers. Sales into the Adhesives, Sealants and Coatings end-use market during the years ended December 31, 2006, 2005 and 2004 were approximately $336.7 million, $313.7 million and $252.2 million, respectively.
     Paving and Roofing. In our Paving and Roofing end-use market we primarily sell Kraton SBS products primarily for use in asphalt paving and asphalt roofing applications to improve the strength and elasticity of materials over an extended temperature range and provide greater resistance to aging.
     We believe the following trends have favorably affected growth in this market: (1) increased traffic patterns which has led to regulatory developments in countries, such as the United States, Japan, and Europe favoring improved road surface standards that require the use of modifiers such as SBCs; (2) growing recognition of the value of long-life products and the associated cost savings in road and roofing systems; and (3) investment in infrastructure in developing countries.
     In the Paving and Roofing end-use market, we sell our products to more than 250 customers and 50 countries. Our key customers, in the road surfaces market, include companies that produce asphalt typically used for paving applications, construction companies, and more recently, private toll road operators. Our key customers in the roofing materials market include a number of leading construction material companies. Sales into the Paving and Roofing end-use market during the years ended December 31, 2006, 2005 and 2004 were approximately $301.5 million, $283.8 million and $189.9 million, respectively.
     Compounding Channels. Our Compounding Channels end-use market is our largest market for HSBCs and we also sell selected USBCs into this market. Compounding Channels products are primarily used in soft-touch grips, sporting equipment and automotive components. We believe that growth in this end-use market has been driven by our customers’ desire for improved flexibility and resilience, enhanced moisture resistance and superior aesthetics in consumer products and automotive components.
     SBCs are used in a range of diverse applications in this end-use market, many of which require customized formulations, product testing and approval and production evaluations for specific customers. As a consequence, the market is subject to significant barriers to product substitution or entry from new suppliers.
     In the Compounding Channels end-use market, we sell our products to more than 250 customers and 40 countries. These customers include compounders that blend our grades with other materials prior to sale to end-use manufacturers, as well as end-use manufacturers that buy certain compounds directly from us. Sales into the Compounding Channels end-use market during the years ended December 31, 2006, 2005 and 2004 were approximately $189.9 million, $173.5 million and $169.6 million, respectively.
     Personal Care. In our Personal Care end-use market we predominately sell HSBC polymers and some selected USBCs. Personal Care end-use products are primarily used in elastic films for disposable diapers and oil gels. In the Personal Care end-use market, competing materials include spandex, metallocene polyolefins and natural rubber.
     We believe that growth in this end-use market has been driven by our customers’ desire for improved flexibility, elasticity and superior aesthetics in personal care related consumer products.
     In the Personal Care end-use market, we sell our products to more than 15 customers and 10 countries. These customers include both direct end-use manufacturers as well as intermediate customers that compound our products with other materials prior to sale to end-use manufacturers. Sales into the Personal Care end-use market during the years ended December 31, 2006, 2005 and 2004 were approximately $61.5 million, $61.5 million and $69.8 million, respectively.
     Packaging and Films. In our Packaging and Films end-use market we sell USBC products, as well as HSBC products. Products sold in this end-use are used in packaging films and medical products. We believe that growth in this end-use market has been driven by strong demand from customers for innovative products that addresses environmental, health and safety concerns, which helps them to separate themselves and be innovators within their own markets.
     Our Packaging and Films end-use products are used in a variety of applications such as food and other packaging films and materials for medical devices (i.e., blood and intravenous bags). Our products provide clarity, durability and compatibility in a wide range of packaging, film and polymer modification applications. In the Packaging and Films end-use market, competing materials include PVC polymers and compounds, polyolefins, PET, nylon, thermoplastic vulcanizates and polycarbonate.

     In the Packaging and Films end-use market, we sell our products to more than 150 customers and 25 countries. Sales into the Packaging and Films end-use market during the years ended December 31, 2006, 2005 and 2004 were approximately $37.5 million, $32.4 million and $32.0 million, respectively.
     Emerging Business. The emerging business market was created to provide a platform for growth and a focus on initiatives outside of our core businesses such as IR Latex. IR Latex is a unique polyisoprene latex with controlled structure and low chemical impurity levels manufactured through an anionic polymerization process developed by us. IR Latex is an ideal substitute for natural rubber latex, particularly in medical, healthcare, personal care and food contact applications. We believe there is long-term growth opportunity for IR Latex in areas such as hypoallergenic and medical applications, including surgical gloves and condoms. We are also pursuing other significant opportunities that leverage our unique polymer design capabilities.
     Other Markets. Other markets include: (1) footwear; (2) lubricant and fuel additives; and (3) high styrenics, which fall outside our focus areas due to lower opportunity for growth and innovation.
Research, Development and Technology
     Our research and development program is designed to: (1) develop new products and applications; (2) provide technical service to customers; (3) develop and optimize process technology; and (4) assist in marketing new products. Approximately 110 personnel are dedicated to this critical business activity.
     Our research and development activities are primarily conducted in laboratories in Houston, Texas (Westhollow Facility) and Amsterdam, The Netherlands. We own a laboratory in Tsukuba, Japan that provides technical services to our Asia Pacific customers and a laboratory in Paulinia, Brazil that provides technical services to our South American customers. During 2006 we also conducted research and development activities in Louvain-la-Neuve, Belgium. We plan to open a new technical service center, which will be located inside the Waigaoqiao Free Trade Zone in Shanghai, China and be operational during the second quarter of 2007. This technical service center will provide our customers product testing, quality assurance and customer service.
     Our experienced, knowledgeable professionals perform product research using extensive scientific application equipment located at our Westhollow and Amsterdam research and development facilities. Our Westhollow laboratory also includes a comprehensive pilot plant for a number of uses. At each of our facilities we produce new Kraton product samples for our customers and provide guidance to our manufacturing organization. In addition, we also use our pilot plant to test new raw materials and new process technologies in order to improve our manufacturing performance and products. Application equipment is used to evaluate polymers and compounds to determine optimal formulations. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination is March 31, 2007. We have relocated most of the research and development activity and related equipment to Amsterdam, The Netherlands.
     Since the introduction of SBCs in the mid-1960s, we have experienced strong demand for the development of new products that utilize the enhancing properties offered by Kraton polymers. We believe we have a strong new product pipeline to take advantage of many new opportunities. As a proven product innovator, we will continue to employ our product knowledge and technical expertise to provide application-based solutions for our customers’ highly specialized needs. This can include modifications to current products as well as significant new innovations aimed at displacing more expensive, less-efficient product solutions in the marketplace.
Sales and Marketing
     We sell our products through a number of channels including a direct sales force, sales agents and distributors. The majority of our products are sold through our direct sales force. In countries where we generate substantial revenues, our sales force is organized by end-use market in order to meet the specific needs of our customers. In geographic areas where it is not efficient for us to organize our sales force by end-use market, we may use one sales team to service all end-use markets.
     In smaller markets, we often utilize sales agents who act as independent contractors to sell our products. In addition, we utilize distributors to service our smaller customers in all regions. Distributors sell a wide variety of products, which allow smaller customers to obtain multiple products from one source. In addition to our long-term relationships with distributors in North America and Europe, we have established relationships with a wider network of distributors in Latin America and the Asia Pacific region. We have transferred some and are working to transfer additional existing small customers to distributors and thereby free up our sales force to focus on bigger opportunities.

     Our sales force, distributors and agents interact with our customers to provide both purchasing advice and technical assistance. In general, they arrange and coordinate contact between our customers and our research and development personnel to provide quality control and new product solutions. Our close interaction with our customers has allowed us to develop and maintain strong customer relationships. In addition, we focus our sales efforts on those customers who value the quality of our products, service and technical support.
     Total revenues from our operations outside the United States were approximately 58%, 53% and 54% of our total revenues in the years ended December 31, 2006, 2005 and 2004, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our financial statements, which are maintained in U.S. dollars in accordance with U.S. GAAP. We generated 43% of our 2006 net product sales from customers located in the Americas, 42% in Europe and 15% in the Asia Pacific region.
Sources and Availability of Raw Materials
     We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene and isoprene. These monomers together represented approximately 81% of our total raw material volume purchases and approximately 51% of our costs of goods sold in 2006. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. We experienced significantly higher raw material feedstock prices in 2006. Prices for these key raw materials have been volatile in recent periods. Prices for these key raw materials have increased between 8% and 37% during 2006 compared to 2005. Our raw material feedstock costs have been generally correlated to crude oil prices over the past three years. However, recent raw material costs have been driven principally by supply and demand and general economic conditions. Our 2006 financial performance was affected by the prevailing raw material feedstock pricing environment.
     We believe our contractual arrangements with suppliers of styrene, butadiene and isoprene, provide an adequate supply of raw materials at competitive, market-based prices. We can provide no assurances that contract suppliers will not terminate these contracts at the expiration of their contract terms or that we will be able to obtain substitute arrangements on comparable terms.
     Styrene. Styrene is available on the global petrochemical market with approximately 17 producers located in the Americas, 11 producers located in Europe and 36 producers located in Asia. The top four producers worldwide are: Dow Chemical Company; Shell Chemicals; BASF; and Lyondell Chemical Company, which collectively account for approximately one-third of global capacity. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased throughout most of 2004, 2005, and peaked during the third quarter of 2006; however, we have seen a slight decrease in prices for styrene during the fourth quarter of 2006. The significant price increase has been associated with increasing oil and benzene prices.
     We have historically sourced all of our styrene requirements in the United States from Shell Chemicals pursuant to a contract that expired on June 30, 2006. We entered into a purchase contract with a new primary supplier with sufficient flexibility to meet our styrene requirements in the United States.
     We sourced our styrene requirements in Europe from Shell Chemicals pursuant to a contract that expired on February 28, 2007 and from BASF pursuant to a contract that expires on July 31, 2007. Our contract with BASF automatically renews for an additional 12 months unless notice is given 6 months prior to expiration. We are currently finalizing negotiations with new suppliers (including Shell Chemicals) to replace the volume currently supplied by Shell Chemicals and anticipate having adequate supplies to meet our needs at slightly improved conditions. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us and as a consequence our acquisition costs for styrene may therefore increase.
     For our agreement covering our manufacturing facility in the United States, the price we must pay for styrene varies with the published prices of styrene. The price we pay for styrene under our agreement covering The Netherlands, France and Germany varies to reflect the published price for styrene even though our purchase price is subject to certain minimums and maximums that vary with other factors.

     Butadiene. Butadiene is available on the global petrochemical market with approximately 11 producers in the Americas, 17 producers in Western Europe and 37 producers located in Asia. Prices for butadiene are also volatile with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since 2004, we have generally experienced increasing prices for butadiene. We have seen a slight decrease in butadiene prices in late 2006.
     We currently source butadiene in the United States pursuant to a contract with Shell Chemicals that expires April 30, 2009. Our United States butadiene supply contract provides that the price we pay for butadiene is scheduled and varies based on the published prices for butadiene on world markets.
     We currently source our butadiene in Europe pursuant to contracts with the Basell B.V. Group of Companies, which we refer to as Basell. The contracts covering France and Germany will expire on December 31, 2007 and December 31, 2040, respectively, but are renewed automatically unless terminated with prior written notice by either party. On December 12, 2006, we were notified by Basell their intention to terminate our contract for France effective December 31, 2008. The price we pay for butadiene under our agreements covering France and Germany vary based on the published price for butadiene, the amount of butadiene purchased during the preceding calendar year and, in certain circumstances, the price of naphtha. In Brazil, butadiene is obtained from a local third party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR, or JSR Corporation, on a commercial supply basis. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our acquisition costs for butadiene may therefore increase.
     Isoprene. Around the world, isoprene is primarily produced and consumed captively by manufacturers for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available in the market place. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene rose substantially throughout 2004, 2005 and most of 2006. A significant factor contributing to higher prices was the extreme tightness in the market caused by operational problems of some key producers. See “Item 1A. Risk Factors—Fluctuations in the availability of our raw materials could have an adverse affect on our financial condition and results of operations.”
     We source the majority of our isoprene requirements in the United States and Europe pursuant to contracts with Shell Chemicals. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility will expire on December 31, 2009 and are renewed automatically unless twelve to twenty-four months prior written notice of termination is given. We understand that Shell Chemicals is considering the closure of its isoprene unit in Pernis, The Netherlands, which we expect would cause Shell Chemicals to not renew its agreement to provide isoprene to our Pernis facility. We have not received a notice of termination as of the date of this report; however, we are in the process of reviewing the strategic and economic options for our Pernis assets. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from a third party supplier. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreement will be on terms favorable to us.
     We have operated under isoprene agreements with Shell Chemicals, which provide a market-based price component as well as a formula component for determining our net transaction price.
     If we fail to purchase 95% of the agreed quantity of isoprene in either the U.S. or The Netherlands in a given year, unless excused because of reasonably unforeseen circumstances, including plant breakdowns, we must pay Shell Chemicals an idle capacity fee pursuant to formulas set forth in the contract.
     We have historically had adequate supplies of isoprene, however, beginning in the third quarter of 2004 and continuing through 2005, we have experienced significant limits to the supply of isoprene due to operational problems at some key producers. Those problems continued in 2006, but we were able to meet most of our needs by acquiring relatively expensive spot material from other suppliers. Going forward, we believe our contractual arrangements with Shell Chemicals (and its affiliates), and other third party suppliers of isoprene, will generally provide adequate future supplies of isoprene at competitive prices to support our current sales levels. Growth in production of our products that require isoprene however, will be directly proportional to our ability to source additional isoprene.

Competition
     SBC Industry. Our most significant competitors in the SBC industry are: Asahi Chemical; Dexco Polymers; Dynasol Elastomers; Kuraray; Lee Chang Yung; LG Chemical; Polimeri Europa; Sinopec; and Taiwan Synthetic Rubber Corporation.
     Product Substitution. We also compete against a broad range of alternative, non-SBC products within each end-use market.
     In the Adhesives, Sealants and Coatings end-use market, the primary non-SBC products alternatives include acrylic polymers, silicones, solvent-based natural rubber systems and metallocene polyolefins.
     In the Paving and Roofing end-use market, the primary product substitute for roofing is atactic polypropylene, whereas for road surfaces it is styrene butadiene rubber, or SBR. Customers also have a choice to use unmodified asphalts.
     In our Compounding Channels end-use market, SBC products compete with other polymers and other products, including thermoplastic vulcanizates, ethylene propylene diene monomers (EPDM), metallocene polyolefins and thermoplastic polyurethanes (TPUs).
     In the Packaging and Films end-use market, competing polymers include PVC polymers, and compounds, polyolefins, PET, nylon, thermoplastic vulcanizates and polycarbonate.
     In the Personal Care end-use market, competing materials include spandex, metallocene polyolefins and natural rubber.
Leases, Operating and Other Agreements
     Leases of Manufacturing and Research Facilities. The land associated with our manufacturing facility in Berre, France is leased to us by a Shell Chemicals’ affiliate. The lease grants to us full use of 36,438 square meters of land and provides for a term of 30 years, beginning from January 1, 2000. The manufacturing facility and production equipment located within the buildings are owned by us and not subject to this lease.
     The land associated with our manufacturing facility in Pernis, The Netherlands is leased to us by Shell Nederlands Chemie under the terms of a sublease. Shell Chemicals leases the land at the Pernis site from the municipality of Rotterdam. The term of the sublease expires on June 30, 2024, with an option for us to renew for a further period until June 30, 2044. The manufacturing facility and production equipment located within the buildings are owned by us and not subject to this lease.
     The land and the buildings associated with our manufacturing facility in Wesseling, Germany are leased to us by Basell pursuant to a business lease agreement. The terms of the lease grant to us use of the buildings, office space and storage space that make-up the manufacturing facility at the Wesseling site. All leased property is required to be used in connection with our elastomers business. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year’s written notice by either party. The production equipment located within the buildings is owned by us and not subject to this lease.
     Shell Chemicals leases to us and provide services at the research and development sites in Louvain-la-Neuve, Belgium. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination is March 31, 2007. We relocated the research and development activity and related equipment to Amsterdam, The Netherlands during January 2007. In late 2005, our research and development activities in The Netherlands were relocated to a new leased facility that is not owned by Shell Chemicals and is located near the previous site in Amsterdam, The Netherlands. We lease from Shell Chemicals space in Shell Chemicals’ Westhollow Technology Center in Houston, Texas. This lease terminates in 2011.
     Operating Agreements. Shell Chemicals, or their affiliates, also operate our manufacturing facilities located in Berre, France and Pernis, The Netherlands. These facilities are situated on major Shell Chemicals petrochemical sites at which other third party tenants also own facilities. Shell Chemicals charges us fees based on certain costs incurred in connection with operating and maintaining these facilities, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on them (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreements, Shell Chemicals employs and provides all staff other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. Each agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate either agreement under various circumstances, including if such party ceases its operations at the applicable facility and provides 18 months prior written notice; or if any of the services, utilities, materials and facilities agreements has been terminated, and the terminating party provides notice as required by such agreement.
     Pursuant to an agreement dated March 31, 2000, Basell operates and provides certain services, materials and utilities required to operate the manufacturing facility in Wesseling, Germany. We pay Basell a monthly fee, as well as costs incurred by Basell in providing the various services, even if the facility fails to produce any output (whether or not due to events within Basell’s control), or we reject some or all output. This agreement has an initial term of 40 years and will automatically renew subject to 5 years prior written notice of non-renewal. This agreement will terminate at any earlier date as of which the facility can no longer operate in a safe and efficient manner.
     Site Services, Utilities, Materials and Facilities Agreements with Shell Chemicals. Shell Chemicals, through local operating affiliates, provides various site services, utilities, materials and facilities at the locations they operate and maintain for us in Berre, France; Pernis, The Netherlands; and Houston, Texas (Westhollow). Generally these services, utilities, materials and facilities are provided by Shell Chemicals at our manufacturing facilities on either a long-term basis, short-term basis or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances.
Information Systems
     We utilize enterprise resource planning software at each of our facilities worldwide. In addition, we have in place a quality assurance system, bar code based material management systems and manufacturing systems. We also have an outsourcing arrangement with an information technology consulting and solutions company to provide the required applications support. An annual disaster recovery exercise is performed on critical systems at a third party data center. While we believe that our current information technology environment is stable, some of our hardware and software systems are old. We are planning to replace some of our hardware and software systems beginning in 2007. In the event of a system failure, we may be unable to recover all of our data in a timely manner.
Patents, Trademarks, Copyrights and Other Intellectual Property Rights
     We rely on a variety of intellectual property rights in the conduct of our business, including patents, trademarks and trade secrets. As of December 31, 2006, our portfolio included approximately 1040 granted and 540 pending patent applications in the U.S. and in foreign countries. We are active in adding to our patent portfolio. Since 2003, we have filed 91 new patent applications with filings in the U.S. and many foreign countries. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Pursuant to our agreements with Shell Chemicals relating to our ownership of these patents, Shell Chemicals retained for itself fully-transferable and exclusive licenses to their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. After December 31, 2004, Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomer’s field, so long as they do not use patent rights or technical knowledge exclusively licensed to Kraton.
     As a general matter, our trade names are protected by trademark laws. Our SBC products are marketed under the trademark “Kraton,” which is registered in the U.S. and in many other countries.
     In our over 40 years in the SBC business, we have accumulated a substantial amount of technical and business expertise. Our expertise includes: (1) product development, design and formulation; (2) information relating to the applications in which our products are used; (3) process and manufacturing technology, including the process and design information used in the operation, maintenance and de-bottlenecking of our manufacturing facilities; and (4) the technical service that we provide to our customers. Extensive discussions are held with customers and potential customers to define their market needs and product application opportunities. Where necessary, we have protected our technical knowledge as trade secrets through non-analysis, secrecy and related agreements.
Employees
     We had approximately 800 employees and approximately 50 independent contractors at December 31, 2006. In addition, approximately 230 Shell Chemicals or Basell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements with Shell Chemicals and its affiliates or Basell. See “Operating Agreements.” None of our employees in the United States are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.
Environmental Regulation
     Our operations in the United States and abroad are subject to a wide range of environmental laws and regulations at both the national and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management.
     Pursuant to these laws and regulations, our facilities are required to obtain and comply with a wide variety of environmental permits for different aspects of their operations. Generally, many of these environmental laws and regulations are becoming increasingly stringent and the cost of compliance with these various requirements can be expected to increase over time.
     Management believes that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot give assurances that regulatory requirements or permit conditions will not change and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.
     Environmental laws and regulations in various jurisdictions also establish programs and, in some instances, obligations to cleanup contamination from current or historic operations. Under some circumstances, the current owner or operator of a site can be held responsible for remediation of past contamination regardless of fault and regardless of whether the activity was legal at the time that it occurred. Evaluating and estimating the potential liability related to site remediation projects is a difficult undertaking, and several of our facilities have been affected by contamination from historic operations.
     Our Belpre, Ohio facility is the subject of a site investigation and remediation program administered by the Environmental Protection Agency pursuant to the Resource Conservation and Recovery Act. In March 1997, Shell Chemicals entered into a Consent Order to investigate and remediate areas of contamination on and adjacent to the site. In March 2003, we joined Shell Chemicals in signing a new Consent Order that requires continued remediation and assessment of various areas of contamination and continued use of a groundwater-monitoring system. Shell Chemicals continues to take the lead in this program, has posted financial assurance of $5.2 million for the work required under the Consent Order and has also indemnified us for the work required under this program, subject to certain time limitations. In turn, we have agreed with Shell Chemicals that we will, for a fee, provide certain services related to the remediation program. We have agreed with Shell Chemicals that we will pay up to $100,000 per year for the groundwater monitoring associated with the 2003 Consent Order.
     Our Brazilian facility has also been affected by prior Shell Chemicals operations. A Shell Chemicals pesticide manufacturing operation previously was located on a tract of land adjacent to our Brazilian facility. In addition, areas of our facility were used by Shell Chemicals as part of its crop protection business. Shell Chemicals has retained responsibility for remediating a former manufacturing facility located on our site and has also indemnified us for a number of the identified waste management areas used in prior operations, subject to certain time limitations. We have agreed to provide certain services to Shell Chemicals, for a fee, including the operation and maintenance of the groundwater system that Shell Chemicals is required to maintain on the adjacent tract of land to address groundwater contamination on that site and the monitoring of a closed hazardous waste landfill located on our facility.
     In the context of the separation in 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001. However, the indemnity from Shell Chemicals is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Hence, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.
     In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001 that would not, in any event, be covered by the Shell Chemicals’ indemnity. While we recognize that we may, in the future, be held liable with respect for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.
Insurance
     We have customary levels of insurance for a company of our size in our industry. Our insurance policies are subject to customary deductibles and limits.
Seasonality
     Sales of Kraton polymer products sold into the Paving and Roofing end-use market are affected by seasonal changes. Second and third quarters sales volumes in this end-use market are nearly double that of first and fourth quarters because weather conditions reduce road and building construction in the winter seasons. As a result, we generally tend to have higher inventory levels in the first and second quarters. Other than this seasonal trend, our other end-use markets tend to show relatively little seasonality.
ITEM 1A. RISK FACTORS
     Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.
     Our results of operations are directly affected by the cost of our raw materials. Our three principal raw materials (styrene, butadiene and isoprene) together represented approximately 81% of our total raw material purchases volume and approximately 51% of our total cost of goods sold in 2006. Our financial performance has been affected by the significant increases in raw material feedstock prices that we experienced in 2005 and 2006. Prices for these key raw materials have increased between 8% and 37% during 2006 compared to 2005. Prices for our raw material feedstock costs have been driven principally by supply and demand and global economic conditions and generally have been correlated to crude oil prices over the last three years. We have responded to these increases in our costs by raising prices and continuing to evaluate price increases for all of our products. Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the prices of these raw materials will increase our cost and could adversely affect our profitability. See “Business—Sources and Availability of Raw Materials.”
     Because there is limited non-captive isoprene available, the market for isoprene is thin and prices are particularly volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene continued to rise throughout 2004, 2005 and most of 2006. A significant factor contributing to higher prices was the extreme tightness in the market caused by operational problems of some key producers. Isoprene prices could continue to increase significantly, and we may not be able to source our isoprene requirements at prices acceptable to us.
     If the availability of isoprene is limited, we may be unable to produce some of our products in quantities demanded by our customers, which could have an adverse effect on our sales of products requiring isoprene.
     Isoprene is not widely available and the few isoprene producers tend to use their production themselves or sell only limited quantities into the world chemicals market. The major producers of isoprene are Goodyear, Shell Chemicals, Nippon Zeon, Braskem and various Russian manufacturers. Currently, Shell Chemicals is our major supplier of isoprene in the U.S. and Europe. In Japan, we obtain the majority of our isoprene requirements by pipeline from adjacent extraction units of JSR Corporation on a commercial supply basis and from alternative suppliers as needed. These suppliers may not be able to meet our isoprene requirements, and we may not be able to obtain substitute supplies of isoprene from alternative suppliers in a timely manner or on favorable terms.
     Since the third quarter of 2004 we have experienced significant limits to our supply of isoprene due to operational problems at some key producers. A lack of availability of isoprene could have an adverse effect on our results of operations if we were unable to produce products containing isoprene.

     Shell Chemicals provides significant operating and other services under agreements that are important to our business. The failure of Shell Chemicals to perform its obligations, or the termination of these agreements, could adversely affect our operations.
     Prior to February 28, 2001, we were operated by Shell Chemicals, a unit of the Royal Dutch/Shell Group. Despite our separation from Shell Chemicals, Shell Chemicals provides services that are important to our business. Although most of our interim arrangements have terminated, we continue to be a party to:
•	Operating agreements pursuant to which Shell Chemicals operates and maintains our European manufacturing facilities and employs and provides almost all of the staff for those facilities;

•	Site services, utilities, materials and facilities agreements pursuant to which Shell Chemicals provides utilities and site services to our European manufacturing facilities and research and development facilities; and

•	Lease agreements pursuant to which we lease our European manufacturing facilities and some of our research and development facilities from Shell Chemicals.
     In addition, we are required to indemnify Shell Chemicals under certain of these agreements, including in certain circumstances for loss and damages resulting from Shell Chemicals’ negligence in performing its obligations. Pursuant to their terms, either party is permitted to terminate the agreements in a variety of situations. Should Shell Chemicals fail to provide these services or should any operating agreement be terminated, we would be forced to obtain these services from third parties or to provide them ourselves. The failure of Shell Chemicals to perform its obligations or the termination of any of these contracts could adversely affect our operations and, depending on market conditions at the time of any termination, we may not be able to enter into substitute arrangements in a timely manner, or on terms as favorable to us.
     The failure of our suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production or otherwise adversely affect our results of operations.
     Our manufacturing processes use three primary raw materials: styrene, butadiene and isoprene. We use styrene in the production of almost all Kraton polymer products. We use butadiene in the production of SBS (styrene: butadiene: styrene) grades of USBCs and SEBS (styrene: ethylene: butylene: styrene) grades of HSBCs. We use isoprene in the production of SIS (styrene: isoprene: styrene) grades of USBCs, SEPS (styrene: ethylene: propylene: styrene) grades of HSBCs and IR. We have entered into long-term supply agreements with Shell Chemicals, Basell and others to supply our raw material needs in the United States and Europe. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms favorable to us, which may significantly disrupt our operations. In particular, we understand that Shell Chemicals is considering the closure of its isoprene unit in Pernis, The Netherlands, which we expect would cause Shell Chemicals to not renew its agreement to provide isoprene to our Pernis facility. We have not received a notice of termination as of the date of this report. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate. Upon termination on December 31, 2009 or such earlier date as we may agree with Shell Chemicals, we may not be able to obtain the isoprene required for our operations at our Pernis facility on terms favorable to us or at all. Our inability to obtain isoprene may require us to reduce or end production at our Pernis facility, which is the only facility where we currently produce IR products.
     In addition, most of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in certain circumstances. For example, Shell Chemicals announced allocations of butadiene from March through October 2006 and we received 82% of our contract volume for butadiene in the United States. We ultimately sourced the remaining 18% of our butadiene for the United States from other suppliers and in the spot market. While we were able to source most of our needs from other suppliers, the price we paid was ultimately higher than our contract price. If we are required to obtain alternate sources for raw materials because Shell Chemicals or any other supplier is unwilling or unable to perform under raw material supply agreements or if a supplier terminates the agreements, we may not be able to obtain these raw materials from alternative suppliers in a timely manner or be able to enter into long-term supply agreements on terms as favorable to us.

     If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements.
     The SBC industry and the end-use markets into which we sell our products experience periodic technological change and ongoing product improvements. Newly developed non-SBC products may also compete with, or serve as a substitute for, our products.
     In addition, our customers may introduce new generations of their own products or require new technological and increased performance specifications requiring us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets, and upon our ability to successfully develop, manufacture and market products in such changing end-use markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with such materials and our customers may not accept any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.
     Our end-use markets are highly competitive, and we may lose market share to other SBC producers or to producers of non-SBC products that can be substituted for our products.
     The SBC industry is highly competitive. We face significant competition from major international producers, as well as from smaller regional competitors. Our competitors may improve their competitive position in our core end-use markets by successfully introducing new products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. If we are unable to keep pace with our competitors’ product and manufacturing process innovations, our financial condition and results of operations could be materially adversely affected.
     Our most significant competitors are Asahi Chemical, Dexco Polymers, Dynasol Elastomers, Kuraray, Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec and Taiwan Synthetic Rubber Corporation. Kuraray Company, Asahi Chemical, Dynasol Elastomers and Taiwan Synthetic Rubber Corporation have all expanded HSBC capacity over the last 3 years. Several competitors including Lee Chang Yung and Sinopec have expanded USBC capacity over the last 3 years. On December 31, 2004, our non-compete agreement with Shell Chemicals expired and Shell Chemicals could now reenter the market and become one of our competitors.
     In addition, competition between SBC products and non-SBC products within the end-use markets in which we compete is intense. Increased competition from existing or newly developed non-SBC products may reduce demand for our products in the future and our customers may decide on alternate sources to meet their requirements.
•	In the Adhesives, Sealants and Coatings end-use market, SBC products primarily compete with acrylics, silicones, solvent-based rubber systems and metallocene polyolefins. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost.

•	In the Paving and Roofing end-use market, SBC products primarily compete with atactic polypropylene, styrene butadiene rubber and unmodified asphalts. The choice between these materials is influenced by total end-product performance, cost and ease of use.

•	In the Compounding Channels end-use market, SBC products compete against a wide variety of chemical and non-chemical alternatives, including thermoplastic vulcanizates, ethylene propylene diene monomers (EPDM), metallocene polyolefins and thermoplastic polyurethanes (TPUs). The choice between these materials is influenced by performance characteristics, ease of use, desired aesthetics and total end-product cost.

•	In the Personal Care end-use market, competing materials include spandex, metallocene polyolefins and natural rubber.

•	In the Packaging and Films end-use market, SBC products primarily compete with PVC polymers and compounds, polyolefins, PET, nylon, thermoplastic vulcanizates and polycarbonate, based on performance, ease of use, desired aesthetics and total end-product cost.

     If we are unable to successfully compete with other SBC producers or if non-SBC products can be successfully substituted for our products, our sales volume growth may decline.
     Chemical manufacturing is inherently hazardous, which could result in accidents that disrupt our operations or expose us to significant losses or liabilities.
     The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. These potential risks include:
•	pipeline and storage tank leaks and ruptures;

•	explosions and fires;

•	inclement weather and natural disasters;

•	terrorist attacks;

•	mechanical failure; and

•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.
     These hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal penalties, including governmental fines, expenses for remediation and claims brought by governmental entities or third parties. The loss or shutdown of operations over an extended period at any of our major operating facilities could have a material adverse effect on our financial condition and results of operations. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business.
     Regulation of our employees’ exposure to butadiene could require material expenditures or changes in our operations.
     Butadiene is a known carcinogen in laboratory animals at high doses and is being studied for its potential adverse health effects. Effective February 1997, the Occupational Safety and Health Administration substantially lowered the permissible employee exposure limit for butadiene. Future studies on the health effects of butadiene may result in additional regulations or new regulation in Europe that further restrict or prohibit the use of, and exposure to, butadiene. Additional regulation of butadiene could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.
     Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation.
     Materials, such as styrene, butadiene and isoprene, which are used in the manufacture of our products, can represent potentially significant health and safety concerns. Health and safety management programs are in place to help assure compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. Each facility has developed and implemented specific critical occupational health, safety, environmental and loss control programs. Our products are also used in a variety of end-uses that have specific regulatory requirements such as those relating to products used in food contact or medical end-uses.
     We use large quantities of hazardous substances and generate hazardous wastes in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at both the national and local level. Many of these laws and regulations become more stringent over time and the costs of compliance with these requirements may increase. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not issue or continue in effect, and any issued permits may contain significant new requirements. The nature of the chemical industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that are heavily regulated and can cause contamination or personal injury if released into the environment. Compliance with environmental laws generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws or permit requirements.
     Specifically management at our facility at Belpre, Ohio has identified several occupied buildings that are closer to the manufacturing process than would be consistent with industry guidelines required by the Occupational Health and Safety Administration (“OSHA”). A significant project is underway to relocate these facilities. We have estimated the cost associated with complying with OSHA guidelines and this cost is included in our projected 2007 and 2008 capital expenditures.
     We may be subject to losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical manufacturing.
     We face the risk that individuals could in the future seek damages for personal injury due to exposure to chemicals at our facilities or to chemicals otherwise owned or controlled by us. For example, plaintiffs have sued Shell Chemicals for alleged injuries arising from exposure to asbestos. We may be subject to future claims with respect to workplace exposure, workers’ compensation and other matters that are filed after the date of our acquisition of Shell Chemicals’ elastomers business. While Shell Chemicals has agreed to indemnify us for certain claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001, those indemnity obligations are subject to limitations, and we cannot be certain that those indemnities will be sufficient to satisfy claims against us. In addition, we face the risk that future claims would fall outside of the scope of the indemnity due either to the limitations on the indemnity or to their arising from events and circumstances occurring after February 2001.
     As a result of our acquisition of these facilities, some environmental laws could impose on us the entire cost of cleanup of contamination present at a facility even though we did not cause the contamination. These laws often identify the site owner as one of the parties that can be jointly and severally liable for on-site remediation, regardless of fault or whether the original activity was legal at the time it occurred. For example, our Belpre, Ohio facility is the subject of a required remediation program to cleanup past contamination at the site and at an adjacent creek and we are a party to that site cleanup order. While Shell Chemicals has posted financial assurance of $5.2 million for this program and has taken the lead in implementing the program, we may incur costs and be required to take action under this program. Similarly, the Shell Chemicals indemnity for remediation at Belpre may not cover all claims that might be brought against us.
     Our Paulinia, Brazil facility also has on-site contamination resulting from past operations of Shell Chemicals. The indemnity from Shell Chemicals covers claims related to certain specified areas within the plant, and we may be required to undertake and pay for remediation of these and other areas. The indemnity coverage from Shell Chemicals is limited in time and amount and we cannot rely upon it to cover possible future claims for on-site contamination separate from the areas specified in the indemnity. The Paulinia facility is also adjacent to a former Shell Chemicals site where we believe past manufacturing of hydrocarbons resulted in significant contamination of soil and groundwater and required relocation of nearby residents. While we are not aware of any significant contamination at our Paulinia facility, we could potentially be the subject of claims related to pesticide contamination and effects at some point in the future.
     Regulatory changes applicable to us or our customers could adversely affect our financial condition and results of operations.
     We and many of the applications for the products in the end-use markets in which we sell our products are regulated by various national and local regulations. Changes in those regulations could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. For example, changes in environmental regulations restricting the use of disposable diapers could cause a decline in sales to producers of that product. In addition, we benefit from certain trade protections, including anti-dumping protection. If we were to lose these protections, our results of operations could be adversely affected.
     We are subject to customs, international trade, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.
     We are subject to numerous regulations, including customs and international trade laws, and antitrust laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability.
     Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business.
     Our business relies on intellectual property and other proprietary information and our failure to protect our rights could harm our competitive advantages with respect to the manufacturing of some of our products.
     Our success depends to a significant degree upon our ability to protect and preserve our intellectual property and other proprietary information of our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the United States. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly, and we may not prevail. In addition, we acquired a significant number of patents in our patent portfolio from Shell Chemicals. Pursuant to our agreements with Shell Chemicals relating to our ownership of these patents, Shell Chemicals retained for itself fully-transferable and exclusive licenses to their use outside of the elastomers business, as well as fully-transferable non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions.
     Any patents, issued or applied for, may not provide us with any competitive advantage and may be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products in the United States or abroad. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our intellectual property and other proprietary information. With respect to our pending patent applications, we may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.
     It is our policy to enter into confidentiality agreements with our employees and third parties to protect our unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets, but our confidentiality agreements could be breached or may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.
     We have registered and applied for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The applicable governmental authorities may not approve our pending applications. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to obtain and retain our trademarks and impede our marketing efforts in those jurisdictions.
     The failure of our patents, trademarks or confidentiality agreements to protect our intellectual property and other proprietary information, including our processes, apparatuses, technology, trade secrets, trade names and proprietary manufacturing expertise, methods and compounds, could have a material adverse affect on our competitive advantages over other producers.
     Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
     We continually seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement. Although it is our policy and intention not to infringe valid patents, we cannot be certain that our processes and products do not and will not infringe issued patents or other intellectual property rights of others. For example, our products or our technology may unintentionally be subject to filed patent applications by third parties that cover our products or technology. If patents are subsequently issued on these applications, or if patents that cover our products or technology are already in existence, we may be liable for infringement. We may also be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. If we were to discover that our processes or products infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.
     We may be liable for damages based on product liability claims brought against our customers in our end-use markets.
     Many of our products provide critical performance attributes to our customers’ products that are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations.
     Our relationship with our employees could deteriorate, which could adversely affect our operations.
     As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. As of December 31, 2006, we employed approximately 800 full-time employees. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio facility, we could experience a significant disruption of our operations and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of Shell Chemicals or Basell, relations between Shell Chemicals and its employees or Basell and its employees may also adversely affect our business and financial condition and results of operations. See “Business—Employees.”
     Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
     Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on our employees. We have recently experienced several changes in key employees and added new members to our team. We may not be able to retain our key employees or to recruit qualified individuals to join our company. The loss of key employees could result in high transition costs and could disrupt our operations.
     As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.
     We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Germany, The Netherlands, France and Japan, in addition to those in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including:
•	new and different legal and regulatory requirements in local jurisdictions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign exchange restrictions and fluctuations; and

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.
     We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner at each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition and results of operations.
     Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.
     Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen and Brazilian Real. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
     We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations.” Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.
     Downturns in general economic conditions could adversely affect our profitability.
     Our products are sold in markets that are sensitive to changes in general economic conditions, such as automotive and construction products. Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations.” Future economic conditions may not be favorable to our industry. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets. An economic downturn in one or more of the geographic regions in which we sell our products may have a material adverse effect on our results of operations.
     We generally do not have long-term contracts with our customers and the loss of customers could adversely affect our sales and profitability.
     With some specific exceptions, our business is based primarily upon individual sales orders with our customers. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If multiple customers elected not to purchase products from Kraton, our business prospects, financial condition and results of operations could be adversely affected.
     Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured credit facility and the 8.125% Notes.
     We have substantial indebtedness. As of December 31, 2006, we had approximately $582 million of total indebtedness. In addition, subject to restrictions in our senior secured credit facility and the indenture governing the 8.125% Notes, we may incur additional indebtedness.
     As a result of our substantial indebtedness:
•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay principal of and interest on our indebtedness which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of indebtedness; and

•	our ability to borrow additional funds or to refinance indebtedness may be limited.
     We expect to obtain the money to pay our expenses and to pay the principal of and interest on our indebtedness from cash flow from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to allow us to pay principal of and interest on our indebtedness and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, if at all.
     Our debt instruments, including the senior secured credit facility and the indenture governing the 8.125% Notes impose significant operating and financial restrictions on us.
     Our senior secured credit facility and the indenture governing the 8.125% Notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries to, among other things:
•	incur additional indebtedness;

•	pay dividends or make certain other restricted payments;

•	create liens or other encumbrances; and

•	transfer or sell certain assets or merge or consolidate with another entity.

     Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. We may not be able to obtain such waivers, amendments or alternative financings, or if we obtain them, they may not be on terms acceptable to us.
     In addition, under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Our ability to continue to comply with the financial ratios is subject to changes in our results of operations and financial position and, in particular: (1) the prices for raw materials; (2) the sales of products; (3) our ability to successfully implement selected selling price increases; (4) our ability to reduce costs; and (5) our availability of cash to reduce existing indebtedness. The most significant of these factors is the price for raw materials. As of December 31, 2006, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in that facility and in the indenture governing the notes. We may not be able to maintain these ratios. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.
     A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements and instruments, including our inability to comply with the required financial covenants in the senior secured credit facility, could result in an event of default under those agreements. Such a default could allow the lenders under our financing agreements to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies and to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with further funds.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal executive offices are located at 15710 John F. Kennedy Boulevard, Houston, Texas 77032.
     We believe that our properties and equipment are in good operating condition and are adequate for our present needs. Production capacity at our sites can vary depending upon feedstock, product mix and operating conditions.
     The following table sets forth our principal facilities:

		Approximated		Owned /
Location	Acres	Square Footage	Use	Leased
Belpre, Ohio, USA	350	3,600,000	Manufacturing	Owned(1)
Wesseling, Germany	8.1	354,000	Manufacturing	Leased(2)
Berre, France	9.0	392,000	Manufacturing	Owned(3)
Pernis, The Netherlands	3.4	146,000	Manufacturing	Owned(3)
Paulinia, Brazil	179	2,220,000	Manufacturing	Owned
Kashima, Japan	11.6	395,000	Manufacturing	Owned(4)
Houston, Texas, USA	N/A	46,615	R&D	Leased(5)
Amsterdam, The Netherlands	N/A	32,015	R&D	Leased(5)
Tsukuba, Japan	4.5	23,327	R&D	Owned
Shanghai, China	N/A	20,000	Distribution	Leased(5)

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil.

(2)	We lease the land and the manufacturing facility, but own the production equipment.

(3)	We lease the land, but own the manufacturing facility and production equipment.

(4)	The Japanese facility is owned by our 50%-50% joint venture with JSR.

(5)	We lease the facility, but own the equipment.

Belpre, Ohio, USA
     Our Belpre, Ohio site is located on approximately 350 acres on the north bank of the Ohio River, with connections to barge, rail and truck shipping and receiving facilities. Belpre is our largest manufacturing facility with approximately 177kT of production capacity to which we are entitled. It has the largest dedicated SBC production capacity of any SBC facility in the world. The Belpre facility currently produces USBC and HSBC products.
     A portion of the HSBC capacity at Belpre is owned or leased from us by Infineum USA. Infineum is a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricating oil additives business. Under a facility sharing agreement that terminates in 2030, we operate Infineum’s share of the HSBC assets to manufacture a line of products for Infineum, and Infineum is entitled to a portion of the HSBC capacity at Belpre. Other than those assets owned by Infineum, we own the Belpre plant and the land on which it is located.
     Our key raw materials are supplied by Shell Chemicals and others to the Belpre site under the feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Wesseling, Germany
     Our Wesseling, Germany manufacturing site is located on the premises of Basell. Wesseling is approximately 15 km south of Cologne and is located near the Rhine River. The site has direct access to major highways and extensive railway connections. Production capacity is approximately 88kT, which has been increased in 2006 from debottlenecking. Basell owns the land and buildings on the premises and leases them to us. We own the SBC production equipment in the manufacturing facility. The Wesseling facility currently produces USBC products. In 2004, we completed a turnaround of the facility as required by local regulations, which is a mandatory shutdown every five years for inspection by government authorities. We expensed $3.0 million in 2004 as a result of this turnaround. Basell provides us operating and site services, utilities, materials and facilities under a long-term production agreement. See “Item 1. Operating Agreements.” Basell has the right to approve any expansion of our facility at Wesseling; although its consent may only be withheld if an expansion would be detrimental to the site.
     Key raw materials are supplied by Shell Chemicals (or its affiliates) and Bassell to the Wesseling site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Berre, France
     Our Berre, France site is located 30 km from Marseille in southeastern France. The facility has direct access to sea, rail and road transport. The Berre site has a production capacity of approximately 86kT. In 2003, we completed a turnaround of the facility as required by local regulations, which is a mandatory shutdown every five years for inspection by government authorities. We expensed $4.0 million in 2003 in connection with this turnaround. The Berre site is leased to us by Shell Petrochimie Mediterranee, or SPM, on a shared site with several other occupants under a long-term lease due to expire in 2030. We own the SBC manufacturing facility and production equipment at Berre. At Berre, we currently produce USBC and HSBC products. The facility is operated by SPM under an operating agreement, and they provide various site services, utilities and facilities to us under a long-term agreement. See “Item 1. Business—Shell Chemicals Operating Agreements.”
     Key raw materials are supplied by Shell Chemicals and Bassell to the Berre site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Pernis, The Netherlands
     Our Pernis, The Netherlands site is located near Rotterdam in the southwest of The Netherlands, with access to deep-sea shipments and river barges as well as rail and road links. The plant currently has production capacity of approximately 18kT of USBC and approximately 15kT of IR. In 2004, we completed a turnaround of the facility as required by local regulations. Due to a fire at the facility, this turnaround was initiated ahead of schedule. We expensed $3.3 million in 2004 in connection with this turnaround. The Pernis site is subleased to us by Shell Nederlands Chimie, or SNC, on a shared site with other occupants. See “Item 1. Business—Shell Chemicals Operating Agreements.” SNC itself leases the property from the Rotterdam Harbor Authorities. We own the SBC manufacturing facility and production equipment at Pernis. The facility is operated by SNC under an operating agreement, and they provide various site services, utilities and facilities to us under a long-term agreement.
     Key raw materials are supplied by Shell Chemicals to the Pernis site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Paulinia, Brazil
     Our Paulinia, Brazil site is located 120 km from the city of São Paulo and 20 km from the city of Campinas, with access to major highways. The facility currently has a production capacity of approximately 28kT of USBC. The construction of the original design of a new polyisoprene latex plant at our Paulinia, Brazil facility was completed in October 2006; however, it is not yet fully operational. We are working with customers on product validations. The plant was built to meet demand for IR Latex products for hypoallergenic and medical applications, including surgical gloves and condoms. We own the plant at Paulinia as well as the land on which our plant sits. BASF owns the adjacent site and shares title to facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities.
Kashima, Japan
     Our Kashima, Japan site is operated by a manufacturing joint venture, named Kraton JSR Elastomers K.K., or KJE, between us and JSR Corporation. The Kashima site is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber plants and butadiene and isoprene extraction units. This site is serviced by rail, barge and truck connections. Production capacity is approximately 44kT, of which we are generally entitled to 50% of the production pursuant to our joint venture agreement. The SBC manufacturing facility is leased to KJE.
     The KJE plant currently produces USBC products. JSR markets its portion of the production under its own trademarks, and we market our portion of the production under the Kraton brand name although this amount may vary from time to time based on the economic interest of the joint venture. We and JSR each have a right of first refusal on the transfer of the joint venture interests of the other.
Research and Development Facilities and Other Facilities
     Our research and development activities are primarily conducted in laboratories in Houston, Texas and Amsterdam, The Netherlands. We own a laboratory in Tsukuba, Japan that provides technical services to our Asia Pacific customers and, a laboratory in Paulinia, Brazil that provides technical services to our South American customers. During 2006 we also conducted research and development activities in Louvain-la-Neuve, Belguim.
     The Westhollow facility in Houston, Texas includes a product development facility to support the research and development activities and provide samples for customer evaluations. We lease facilities from Shell Chemicals in the United States and Belgium; these leases expire on February 28, 2011 and March 31, 2008, respectively. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination is March 31, 2007. We have relocated most of the research and development activity and related equipment to Amsterdam, The Netherlands during January 2007.
     On February 13, 2007, we opened a new distribution center located inside the Waigaoqiao Free Trade Zone in Shanghai, China, which includes storage and distribution capabilities for USBCs, HSBCs and polyisoprene products. This new distribution center will improve product availability, reduce order lead time, optimize logistics and improve over all service levels for our customers in the Asia Pacific region. In addition we plan to open a new technical services center which will be located inside the Waigaoqiao Free Trade Zone in Shanghai, China and be operational during the second quarter of 2007.
ITEM 3. LEGAL PROCEEDINGS
     Pursuant to the sale agreements between us and Shell Chemicals relating to the Separation from Shell Chemicals in 2001, Shell Chemicals has agreed to indemnify us for certain liabilities and obligations to third parties or claims against us by a third party relating to matters arising prior to the closing of the acquisition by Ripplewood Chemical, subject to certain time limitations. Shell Chemicals has been named in several lawsuits relating to the elastomers business that we have acquired. In particular, claims have been filed against Shell Chemicals alleging workplace asbestos exposure at the Belpre, Ohio facility. We are indemnified by Shell Chemicals with respect to these claims, subject to certain time limitations. In addition, we and Shell Chemicals have entered into a consent order relating to certain environmental remediation at the Belpre, Ohio facility. See “Item 1. Business—Environmental Regulation.”
     While we are involved from time to time in litigation and governmental actions arising in the ordinary course of business, we are not aware of any actions which we believe would materially adversely affect our business, financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     There is no established public trading market for the equity interests of Kraton. As of February 28, 2007, there was one shareholder of record of the equity of Kraton. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a discussion of our ownership. No equity interest was repurchased during the quarter ended December 31, 2006.
     During 2006, we paid a dividend of $129.5 million to Polymer Holdings to allow it to repurchase all of its outstanding 12% Senior Discount Notes due 2014. We funded this dividend through increased borrowings under the term loan portion of our senior secured credit facility and existing cash balances.
     We are parties to a senior secured term loan and an indenture with respect to our 8.125% senior subordinated notes due 2014 (“the 8.125% Notes”), each of which imposes restrictions on our ability to pay dividends or certain other distributions to the holders of our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Our Indebtedness.”
ITEM 6. SELECTED FINANCIAL DATA
     The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected financial data for the year ended and as of December 31, 2002 and for the period from January 1, 2003 to December 22, 2003, have been derived from Kraton’s consolidated financial statements prior to the acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated to the fair value of the assets and liabilities acquired as of the date of acquisition. The financial information for periods subsequent to the acquisition is therefore not comparable to the financial information for periods prior to the acquisition, which we refer to as “Predecessor” periods.
     The selected consolidated historical financial data presented below for the period from December 23, 2003 to December 31, 2003 and as of December 31, 2003 have been derived from Kraton’s consolidated financial statements subsequent to the acquisition. The selected consolidated historical financial data presented below for the years ended as of December 31, 2006, 2005 and 2004, have been derived from Kraton’s audited consolidated financial statements included elsewhere in this Form 10-K.
     The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

					Predecessor
				Period from	Period from
				December 23	January 1
	Year Ended	Year Ended	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 22,	December 31,
	2006	2005	2004	2003	2003	2002
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Statement of Operations Data:
Revenues
Sales	$1,015,766	$952,921	$791,226	$9,532	$680,263	$620,065
Other(1)	32,355	22,670	16,160	328	12,475	8,853

Total revenues	1,048,121	975,591	807,386	9,860	692,738	628,918

Cost of goods sold(2)	843,726	766,012	692,968	9,796	519,743	424,978

Gross profit	204,395	209,579	114,418	64	172,995	203,940
Research and development expenses	24,598	26,152	23,178	458	23,310	22,984
Selling, general and administrative	73,776	72,731	64,903	1,624	54,017	65,563
Depreciation and amortization	43,574	44,090	42,630	860	25,876	28,166
Earnings in joint venture(3)	(168)	(1,516)	(462)	(28)	(621)	(1,171)
Interest expense, net(4)	40,547	33,943	38,963	556	57,543	36,066

Income (loss) before income taxes	22,068	34,179	(54,794)	(3,406)	12,870	52,332
Income tax (provision) benefit(5)	(25,626)	(11,519)	18,973	1,347	(3,007)	(9,793)

Net (loss) income	$(3,558)	$22,660	$(35,821)	$(2,059)	$9,863	$42,539

					Predecessor
	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,601	$100,934	$46,357	$17,500	$14,305
Total assets(6)	989,153	964,813	965,587	941,056	608,651
Total debt	582,113	462,663	465,343	560,000	343,730

(1)	Other revenues include the sale of by-products generated in the production of Kraton IR and SIS.

(2)	In the year ended December 31, 2005 and 2004, and the period from December 23 through December 31, 2003, these amounts include $1,684, $35,225 and $1,525, respectively, of additional costs relating to the sale of inventory, the carrying value of which had been increased to reflect the manufacturing profit in inventory as part of the acquisition and separation, respectively.

(3)	Represents our 50% joint venture interest in Kraton JSR Elastomers KK, which is accounted for using the equity method of accounting.

(4)	Interest expense net of interest income. In the period from January 1 through December 22, 2003, interest expense includes $10,200, related to the write-off of deferred financing costs associated with indebtedness repaid in the acquisition, $9,100 of prepayment penalty associated with such indebtedness and $7,500 related to the remaining accretion of the value of warrants of Ripplewood Chemical issued with such indebtedness.

(5)	Taxes reflected in the predecessor company represents the income tax provision related to our foreign operations due to our U.S. operations being considered a limited liability company and treated as a flow through entity for federal income tax purposes. Since the acquisition, taxes include all operations, including the U.S. operations.

(6)	At December 23, 2003, property, plant and equipment was increased by $151,123 as a result of purchase accounting.

					Predecessor
				Period from	Period from
				December 23	January 1
	Year Ended	Year Ended	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 23,	December 31,
	2006	2005	2004	2003	2003	2002
Other Data:
Ratio of Earnings to Fixed Charges	1.5	1.9	—	—	1.2	2.3
     Our earnings were insufficient to cover our fixed charges for the year ended December 31, 2004 by approximately $54.7 million, and for the period from December 23 through December 31, 2003 by approximately $3.4 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in the “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
     Financial information for the years ended and as of December 31, 2006, 2005 and 2004 have been derived from Kraton’s audited consolidated financial statements included elsewhere in the Form 10-K.
Recent Developments
     Asia Pacific Expansion Plans
     As previously announced during 2006, we plan to expand our presence in the Asia Pacific region. On February 13, 2007 we opened a new distribution center located inside the Waigaoqiao Free Trade Zone in Shanghai, China, which includes storage and distribution capabilities for USBCs, HSBCs and polyisoprene products. This new distribution center will improve product availability, reduce order lead-time, optimize logistics and improve over all service levels for our customers in the Asia Pacific region. In addition, we plan to open a technical services center, which will provide our customers product testing, quality assurance and customer service. The technical services center will be located inside the Waigaoqiao Free Trade Zone in Shanghai, China and be operational during the second quarter of 2007. As part of our Asia Pacific expansion strategy, we are evaluating the construction of an HSBC manufacturing facility in the region. However, due to our ability to increase capacity in our existing facilities beyond our original expectations, we now believe we are able to meet projected global demand for HSBC products through at least 2009. As a result, we are likely to postpone the start up of a new HSBC manufacturing facility in the Asia Pacific region beyond the previously announced 2009 target date. We will continue, however, to perform engineering and evaluate new sites in the Asia Pacific region for the new plant.
     New Innovations
     Consistent with our strategy we continued to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets throughout 2006. Below is our most recently announced product innovation.
•	In our Packaging and Films end-use market, we announced in October 2006 new developments in functionalized hydrogenated styrenic block copolymers for use as tie layers in high performance barrier packaging applications. This new tie layer technology specifically targets high performance barrier packaging, such as stand up pouches and/or clear retortable packaging, and brings new capabilities to the industry while providing more efficient processing methods.

•	In our Adhesives, Sealants and Coating end-use market, we announced in December 2006 the successful introduction of highly reactive adhesive polymers that can be cross-linked with UV radiation and subsequently expanded into low density foamed adhesive systems. This new innovation has been catalyzed by a highly cross-linkable SBS grade, allowing for new application development and market opportunities.

•	In our Adhesives, Sealants and Coating end-use market, we announced in March 2007 the commercial availability of a new Kraton SIBS product, for use in hot melt adhesive labels. This new polymer has been designed specifically for label applications and offers economic and performance advantages over other conventional products. This unique polymer exhibits outstanding adhesive properties with an excellent balance of tack, peel, shear, adhesion and resistance to flagging in even the most demanding label applications.
     European Capacity Expansions
     As previously announced in July 2006, we planned to increase production capabilities for USBCs at our European plants. This 20 kT capacity increase is in response to the expected rising demand from customers in a variety of global markets. The work associated with this expansion was completed in February 2007 and the plants are now capable of operating at the increased capacity.

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
     Mr. Dekker joined Kraton in April 2000, as European Finance Manager and was promoted to Finance Manager Europe and Asia Pacific in 2004. Prior to this appointment, Mr. Dekker was serving as Kraton’s Vice President, Europe, Africa and Middle East. He also served as interim Chief Financial Officer and Controller during 2005 and 2006, respectively.
Critical Accounting Policies
     Our significant accounting policies are more fully described in the notes to the consolidated financial statements included elsewhere in this Form 10-K. The process of preparing financial statements, in accordance with accounting principles generally accepted in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies, which involve the judgment of management.
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
     Agreements have been entered into with some customers, whereby they earn rebates when the volume of their purchases of our product reaches certain agreed levels. We recognize the estimated rebate obligation under these agreements as a reduction of revenue to each of the underlying revenue transactions. These estimates are based on a combination of the forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, and our knowledge of customer purchasing habits, and industry pricing practice. These rebates typically represent approximately 1% of our product sales.
     Inventories
     Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a FIFO basis. Inventory cost is comprised of raw materials, utilities and other manufacturing costs, including labor. On a quarterly basis, we evaluate the carrying cost of inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently, our reserves for slow moving and obsolete inventory are presently not material. From time to time, the value of our inventory is re-evaluated to reflect customer demand for specific products.
     Property, Plant and Equipment
     One of the most critical accounting policies affecting our chemical assets is the determination of the estimated useful lives of our property, plant and equipment. The estimated useful lives of our chemical assets, which range from three years to twenty years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities were based on the assumption that we would provide an appropriate level of annual capital expenditures while the plants are still in operation. Without these continued capital expenditures, the useful lives of these plants could significantly decrease. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in the statement of operations.
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

     Pensions
     Our United States pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience. Discount rates are determined annually and are based on rates of return of high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities.
     The discount rate utilized to determine the projected benefit obligation at the measurement date for our pension plan was 6.00% and 5.75% at December 31, 2006 and 2005, respectively. This increase in discount rate resulted in decreases in the present value of our benefit obligations and plan expenses. An additional future increase in the discount rate of 50 basis points for our pension plan would decrease our projected benefit obligation by an estimated $5.1 million, while a similar decrease in the discount rate would increase our projected benefit obligation by an estimated $5.8 million.
     Our defined benefit plan reduced pretax earnings by $3.5 million in 2006, $3.7 million in 2005 and $3.4 million in 2004. Included in the amounts were earnings from our expected pension returns of $3.3 million, $2.9 million in 2005 and $2.7 million in 2004. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. Actual returns for 2006, 2005 and 2004 were $4.1 million, $2.9 million and $2.9 million, respectively. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. We recognized an actuarial loss at December 31, 2006 of $1.4 million as a component of other accumulated comprehensive income due to the adoption of SFAS No. 158, none of which was recognized as a component of our 2006 pension expense. We expect to make contributions in 2007 of approximately $1.5 million.
     The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.
     Income Taxes
     The U.S. operations did not provide income taxes in the Predecessor’s statement of operations or deferred taxes in the Predecessor’s balance sheet as they were limited liability companies that were flow-through entities for U.S. federal tax purposes. Accordingly, the Predecessor company owners were responsible for any federal or state income tax liabilities resulting from those operations. Net operating losses and credit carryforwards are recorded in the event such benefits are expected to be realized by the non-U.S. operations. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
Factors Affecting Our Results of Operations
     Raw Materials
     Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 81% of total raw material purchases volume and approximately 51% of cost of goods sold in 2006. Our financial performance for the year ended December 31, 2006 was affected by significant increases in raw material feedstock prices. We experienced significantly higher raw material feedstock prices in 2006. Prices for these key raw materials have increased between 8% and 37% during 2006 compared to 2005 have generally been correlated to crude oil prices over the last three years. However, our recent raw material feedstock costs are volatile, as they have been driven principally by supply and demand and global economic conditions.

     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, Basell, and other suppliers under long-term supply contracts with various expiration dates. Prices under these contracts are typically determined by contractual formulas that reference both the suppliers cost of production as well as market prices. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil purchases all of its raw materials from local third-party suppliers.
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased throughout most of 2004, 2005 and peaked in the third quarter of 2006; however, we have seen a slight decrease in styrene during the fourth quarter of 2006.
     Butadiene is used in the production of certain grades of both USBC and HSBC products. Prices for butadiene are also volatile, with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since 2004 we have generally experienced increasing market prices for butadiene; however, we have seen a slight decrease in butadiene prices in late 2006. These increases are the result of an increase in worldwide butadiene demand in excess of supply. Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals.
     Isoprene is used in the production of certain grades of both USBC and HSBC and IR. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market for isoprene is thin and prices are volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene rose substantially throughout 2004, 2005 and most of 2006. A significant factor contributing to higher prices is the extreme tightness in the market caused by operational problems of some key producers. While it is difficult to predict if additional operational problems of key isoprene producers are likely to recur, we believe it is unlikely that multiple key isoprene producers will experience operational problems in the future within the short period of time as occurred in early 2005. Nonetheless, due to the limited number of isoprene producers, any significant operational problems could potentially adversely affect available supply.
     Changes in prices for raw materials will have an effect on our results of operations. In response to raw material feedstock cost increases, we have continued to increase prices for many of our products. We are continuing to evaluate our prices for all of our products, as market conditions change.
     Seasonality
     Sales of our products sold into the Paving and Roofing end-use market are affected by seasonal changes. Second and third quarters sales volumes in this end-use market are nearly double that of first and fourth quarters because weather conditions reduce road and building construction in the winter seasons. As a result, we generally tend to have higher inventory levels in the first and second quarters. Other than this seasonal trend, our other end-use markets tend to show relatively little seasonality.
     Economic and Market Conditions
     Our results of operations are influenced by changes in general economic conditions. Our products are sold in markets that are sensitive to changes in general economic conditions, such as automotive and construction products. Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. A number of our products are sold into certain commercial and consumer end-use markets, such as the Compounding Channels and Personal Care end-use markets that are generally considered to be less affected by general economic conditions. However, our results of operations were negatively affected during 2006 in the Paving and Roofing end-use market due to the increased prices of asphalt, resulting in a decline in demand for our products. A dramatic economic slowdown could adversely affect demand for our products. In addition, changes in interest rates may increase financing costs as our senior secured credit facility bears interest at a floating rate. Changes in inflation may increase the costs of raw materials and other costs, and we may not be able to pass such cost increases on to the consumers of our products.

     International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 43% of net product sales generated from customers located in the Americas, 42% in Europe and 15% in the Asia Pacific region. In 2006, we estimate that our products were sold to customers in more than 60 countries. We serve our customer base from 6 manufacturing plants in 6 countries. As described above, changes in general economic conditions in these countries will influence our results of operations.
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the periods of 2004, 2005 and 2006. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

				U.S. $ per 10,000
		U.S. $ per Euro		Japanese Yen		U.S. $ per Brazilian Real
		Average	Period End	Average	Period End	Average	Period End
Year Ended	2004	1.242	1.364	92.45	96.87	0.342	0.378
	2005	1.243	1.184	90.81	85.10	0.411	0.427
	2006	1.254	1.319	85.95	84.09	0.459	0.468
     Our financial results are subject to the impact of gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. We historically have not engaged in foreign currency hedging activities.
     In addition, our financial results are subject to the effect of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the U.S. where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of other comprehensive income (loss) in member’s equity. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported.
Results of Operations
     The following table summarizes certain information relating to our operating results that has been derived from our financial statements.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands)	(In thousands)	(In thousands)
Revenues
Sales	$1,015,766	$952,921	$791,226
Other	32,355	22,670	16,160

Total revenues	1,048,121	975,591	807,386
Costs and expenses
Cost of goods sold	843,726	766,012	692,968

Gross profit	204,395	209,579	114,418
Research and development expenses	24,598	26,152	23,178
Selling, general and administrative expenses	73,776	72,731	64,903
Depreciation and amortization	43,574	44,090	42,630
Earnings in joint venture	(168)	(1,516)	(462)
Interest expense	40,547	33,943	38,963

Income (loss) before income taxes	22,068	34,179	(54,794)
Income tax (provision) benefit	(25,626)	(11,519)	18,973

Net (loss) income	$(3,558)	$22,660	$(35,821)

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Revenues
Sales	96.9%	97.7%	98.0%
Other	3.1	2.3	2.0

Total revenues	100.0	100.0	100.0

Costs and expenses
Cost of goods sold	80.5	78.5	85.8

Gross profit	19.5	21.5	14.2

Research and development expenses	2.3	2.7	2.9
Selling, general and administrative expenses	7.0	7.5	8.0
Depreciation and amortization	4.2	4.5	5.3
Earnings in joint venture	—	(0.2)	—
Interest expense	3.9	3.5	4.8

Income (loss) before income taxes	2.1	3.5	(6.8)
Income tax (provision) benefit	(2.4)	(1.2)	2.4

Net income (loss)	(0.3)%	2.3%	(4.4)%

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005
Total Revenues
     Total revenues increased by 7.4% to $1,048.1 million for the year ended December 31, 2006, as compared to $975.6 million for the year ended December 31, 2005. This change was primarily due to increased prices for our products and the strengthening foreign currency exchange rates against the U.S. dollar as further described below, which was partially offset by slightly lower sales volume. In response to our raw material feedstock cost increases, we have continued to increase prices for many of our products. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. The Brazilian Real appreciated approximately 10.5%, the Euro appreciated approximately 1.0% and the Japanese Yen depreciated approximately 5.7% during the year ended December 31, 2006, as compared to the year ended December 31, 2005. Sales volume decreased approximately 1.5kT, or 0.4%, during the same period.
     Sales. Sales revenues increased by 6.6% to $1,015.8 million for the year ended December 31, 2006, as compared to $952.9 million for the year ended December 31, 2005. The increase in sales revenue was the result of an estimated $60.0 million due to increased prices for our products, which were implemented across end-use markets to partially offset the rising raw material and energy costs, and an estimated $6.8 million due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar which were partially offset by approximately $3.9 million due to decreased sales volumes.
     Sales volume decline was primarily driven by:
•	SIS availability and acrylic tape substitution in our North American Adhesive, Sealants and Coatings end-use market;

•	Paving market volume reductions, as a result of increased asphalt prices in our North American Paving and Roofing end-use market;

•	Competitive circumstances in our North American Personal Care end-use market; and

•	Our continued focus on our core end-use markets resulted in decreased volumes in the other market category.
     Sales volume declines were partially offset by:
•	Strong market growth in Europe and Asia Pacific region in our Compounding Channels end-use market;

•	Significant growth in the European region in our Personal Care end-use market; and

•	Strong growth in Europe in our Paving and Roofing end-use market.

     Other revenue. Other revenues increased by 42.7% to $32.4 million for the year ended December 31, 2006, as compared to $22.7 million for the year ended December 31, 2005. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of IR at our Pernis, The Netherlands facility. The increase in revenues was primarily due to increased volumes and increased prices for our products.
Cost of Goods Sold
     Cost of goods sold increased by 10.1% to $843.7 million for the year ended December 31, 2006, as compared to $766.0 million for the year ended December 31, 2005. As a percentage of total revenues, cost of goods sold increased to 80.5% from 78.5%. The $77.7 million increase was principally due to: (1) $69.4 million of increased monomer and other variable costs; (2) an estimated $11.1 million increase in cost of goods sold associated with the increased by-product sales; (3) an estimated $9.8 million increase related to foreign currency fluctuations; and (4) an estimated $5.5 million of employee severance related restructuring charges which were partially offset by: (1) an estimated $8.3 million reduction in other manufacturing expenses; (2) an estimated $7.7 million net decrease related to manufacturing cost absorption; and (3) an estimated decrease of $2.1 million cost recovery from insurance proceeds related to the fire in Pernis, The Netherlands which occurred in June 2004. Average acquisitions costs, per metric ton, for our key raw materials increased between 8% and 37% in the comparable periods, due to the continued tight supply and demand conditions in the marketplace and rising crude oil prices.
Gross Profit
     Gross profit decreased by 2.5% to $204.4 million for the year ended December 31, 2006, as compared to $209.6 million for the year ended December 31, 2005. Gross profit as a percentage of total revenues decreased from 21.5% for the year ended December 31, 2005 to 19.5% during the year ended December 31, 2006 due to the increase in cost of goods sold as a result of higher raw material cost.
Operating Expenses
     Research and development expenses. Research and development expenses decreased by 6.1% to $24.6 million for the year ended December 31, 2006, as compared to $26.2 million for the year ended December 31, 2005. Research and development costs decreased primarily due to reduced personnel costs in the current period, partially offset by the recognition of restructuring related expenses of approximately $1.3 million associated with the announced termination of the Louvain-la-Neuve, Belgium research laboratory lease. As a percentage of total revenues, research and development expenses decreased to 2.3% from 2.7%.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 1.5% to $73.8 million for the year ended December 31, 2006, as compared to $72.7 million for the year ended December 31, 2005. Selling, general and administrative expenses increased primarily due to non-cash compensation expense related to the adoption of SFAS No. 123R as of January 1, 2006, and expenses incurred in connection with an unsuccessful acquisition effort which were partially offset by reduced personnel related costs. As a percentage of total revenues, selling, general and administrative expenses decreased to 7.0% from 7.5%.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense decreased by 1.1% to $43.6 million for the year ended December 31, 2006, as compared to $44.1 million for the year ended December 31, 2005 primarily due to decreased amortization of identifiable intangible assets related to adjustments in 2006 to the recorded amortization of identifiable intangibles for the realization of certain excess tax basis that had not previously been recognized in the consolidated financial statements.
     Earnings in joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $0.2 million for the year ended December 31, 2006, as compared to $1.5 million for the year ended December 31, 2005 due to increased monomer costs. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense. Interest expense increased 19.5% to $40.5 million for the year ended December 31, 2006, as compared to $33.9 million for the year ended December 31, 2005. This increase was primarily due to the increased debt balances, as a result of the May 12, 2006 amendment to our senior secured credit facility at higher interest rates. During the years ended December 31, 2006 and December 31, 2005, the average debt balances outstanding were $537.0 million and $464.2 million, respectively. The effective interest rates on our debt during the same periods were 7.4% and 7.1%, respectively.

Income Tax Provision
     Income tax provision. Income tax expense was $25.6 million for the year ended December 31, 2006, as compared to $11.5 million for the year ended December 31, 2005. Income tax expense increased by $14.1 million primarily due to a $13.1 million increase in valuation allowances for operating loss carryforwards in certain tax jurisdictions, as well as increased tax expenses overseas as the result of tax audits and tax assessments from various tax authorities that are currently at varying stages of appeals and/or litigation regarding these matters. The effective tax rate was 116.1% for the year ended December 31, 2006, as compared to 33.7% for the year ended December 31, 2005. Without the valuation allowance for operating loss carryforwards and the special increase in tax expense for overseas tax audits the effective tax rate for the year ended December 31, 2006 would be 26.1%. The decrease in the effective tax rate during current period is related to the change in the mix of taxable income in our U.S. and international operations.
Net (Loss) Income
     Net (Loss) Income. Net loss was $3.6 million for the year ended December 31, 2006, as compared to $22.6 million of net income for the year ended December 31, 2005, for the reasons discussed above.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004
Total Revenues
     Total revenues increased by 20.8% to $975.6 million for the year ended December 31, 2005, as compared to $807.4 million for the year ended December 31, 2004. This change was due to increased prices for our products, increased volumes and strengthening foreign currency exchange rates against the U.S. dollar as further described below. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Sales volume increased approximately 6.9kT, or 2.0%, during the same period. The Brazilian Real appreciated approximately 16.8%, the Euro remained fairly constant and the Japanese Yen depreciated approximately 1.8% during the year ended December 31, 2005, as compared to the year ended December 31, 2004.
     Sales. Sales revenues increased by 20.4% to $952.9 million for the year ended December 31, 2005, as compared to $791.2 million for the year ended December 31, 2004. The increase in sales revenue was the result of an estimated $139.7 million due to increased prices for our products which were implemented across end-use markets to partially offset the rising raw material and energy costs, an estimated $15.7 million due to increased volumes, and an estimated $6.3 million due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar.
     The increase in sales volume was primarily driven by increased road construction and repair activity in Europe, along with improved market share due to a competitor exiting the North American market in our Paving and Roofing end-use market.
     Sales volume increases were partially offset by:
•	Decreased monomer availability, increased competition and product substitution in our Adhesives, Sealants and Coatings end-use market;

•	Increased prices for our products as we focused our efforts to improve margins resulting in increased competition and volume loss in our North American Compounding Channels and Packaging and Films end-use markets; and

•	Reduced customer consumption due to changing market needs and a strategic customer’s reduction in volumes in our Personal Care end-use market.
     Other sales revenue increased by 13.3% to $88.1 million for the year ended December 31, 2005, as compared to $77.7 million for the year ended December 31, 2004. The increase in other sales revenue was the result of an estimated $15.7 million due to increased prices for our products and an estimated $0.6 million due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar, which were partially offset by an estimated $5.9 million due to decreased sales volumes.
     Other revenue. Other revenues increased by 40.1% to $22.7 million for the year ended December 31, 2005, as compared to $16.2 million for the year ended December 31, 2004. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, at our Pernis, The Netherlands facility. The increase in revenues is primarily due to increased volumes, and because there was no production at our Pernis, The Netherlands facility during four months in the 2004 period, as a result of a June 6, 2004, fire and subsequent shut down of the facility until October 1, 2004.
Cost of Goods Sold
     Cost of goods sold increased by 10.5% to $766.0 million for the year ended December 31, 2005, as compared to $693.0 million for the year ended December 31, 2004. As a percentage of total revenues, cost of goods sold decreased to 78.5% from 85.8%. The $73.0 million increase was principally due to: (1) $82.9 million of increased monomer and other variable costs; (2) an estimated increase of $9.1 million related to volumes; (3) an estimated $6.9 million increase in cost of goods sold associated with the increased by-product sales; (4) an estimated $4.0 million of increased other manufacturing fixed costs relating to the increased incentive compensation related to improved financial performance; (5) an estimated $3.6 million increase related to foreign currency, which was partially offset by the sale of inventory previously written up by $33.5 million in connection with the acquisition to reflect the amount of manufacturing profit in inventory. Average acquisition costs, per metric ton, for our key raw materials increased between 0% and 30% in the comparable periods, due to the continued tight supply and demand conditions in the marketplace and rising crude oil prices.

Gross Profit
     Gross profit increased by 83.2% to $209.6 million for the year ended December 31, 2005, as compared to $114.4 million for the year ended December 31, 2004. Gross profit as a percentage of total revenues increased from 14.2% in the year ended December 31, 2004, to 21.5% in the year ended December 31, 2005, due to the factors noted above. During the year ended December 31, 2005 and the year ended December 31, 2004, we recorded as a component of cost of goods sold of $1.7 million and $35.2 million, respectively, as a result of the subsequent sale of inventory that was written up to fair value. Excluding the $1.7 million and the $35.2 million components included in cost of goods sold relating to the subsequent sale of inventory that was written up to fair value, gross profit for the year ended December 31, 2005, would have been $211.3 million, or 21.7% of total revenue, and for the year ended December 31, 2004, would have been $149.6 million, or 15.3% of total revenue.
Operating Expenses
     Research and development expenses. Research and development expenses increased by 12.9% to $26.2 million for the year ended December 31, 2005, as compared to $23.2 million for the year ended December 31, 2004. As a percentage of total revenues, research and development expenses decreased to 2.7% from 2.9%. Research and development expenses increased primarily as result of increased incentive compensation related to improved financial performance.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 12.0% to $72.7 million for the year ended December 31, 2005, as compared to $64.9 million for the year ended December 31, 2004. Selling, general and administrative expenses increased primarily due to: (1) increased incentive compensation related to improved financial performance; and (2) one-time costs associated with the filing of the registration statements as required by the registration rights agreements governing the 8.125% Notes and Polymer Holdings 12% Senior Discount Notes due 2014 which were paid during 2006. As a percentage of total revenues, selling, general and administrative expenses decreased to 7.5% from 8.0%.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 3.5% to $44.1 million for the year ended December 31, 2005, as compared to $42.6 million for the year ended December 31, 2004. This increase was primarily due to assets that were under construction during 2004 that were completed and placed in service.
     Earnings in joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $1.5 million for the year ended December 31, 2005, as compared to $0.5 million for the year ended December 31, 2004. This increase in earnings was primarily due to increased sales prices, partially offset by decreased sales volumes. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense. Interest expense decreased 13.1% to $33.9 million for the year ended December 31, 2005, as compared to $39.0 million for the year ended December 31, 2004. This decrease was primarily due to: (1) $3.2 million of expense related to the write-off of deferred financing costs related to the $76.2 million prepayment of the term loan portion of the senior secured credit facility during the 2004 period; (2) $1.7 million of expense relating to the change in fair value of the interest rate swaps in the 2004 period; and (3) decreased interest expense on lower outstanding amounts of debt despite higher rates in 2005. During the year ended December 31, 2005 and December 31, 2004, the average debt balances outstanding were $464.2 million and $540.9 million, respectively. The effective interest rates on debt during the same periods were 7.1% and 6.3%, respectively.
Income Tax (Provision) Benefit
     Income tax (provision) benefit. Income tax expense was $11.5 million for the year ended December 31, 2005, as compared to income tax benefit of $19.0 million for the year ended December 31, 2004. For the year ended December 31, 2004, our operations generated a loss before income taxes due to the aforementioned reduced gross profit and increased depreciation and amortization expense.
Net Income (Loss)
     Net Income (Loss). Net income was $22.7 million for the year ended December 31, 2005, as compared to $35.8 million of net loss for the year ended December 31, 2004, for the reasons discussed above.

Liquidity and Capital Resources
     We are a holding company with operations conducted by our subsidiaries. Cash flow and the ability to service indebtedness and the ability to pay the principal of and any interest on our 8.125% Notes and our senior secured facility when due are dependent on cash dividends and distributions and other transfers of cash from our subsidiaries. However, these subsidiaries are not obligated to make funds available to us for payment of obligations. We expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances. We have available to us, upon compliance with customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million, which was fully available at December 31, 2006. We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal of and interest on our 8.125% Notes and senior secured credit facility. The ability for us to pay principal and interest on our indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Operating Activities. Net cash used in operating activities was $1.3 million for the year ended December 31, 2006 as compared to net cash provided by operations of $69.3 million for the year ended December 31, 2005. The $70.6 million decrease in cash provided by operating activities during the year ended December 31, 2006, was primarily due to the increase in inventory values and decreased earnings during the during the 2006 period.
     Net cash provided by operating activities decreased to $69.3 million for the year ended December 31, 2005, as compared to net cash provided by operating activities of $73.2 million for the year ended December 31, 2004. The decrease in cash provided by operating activities in the year ended December 31, 2005, was primarily due to the larger decrease in inventories during the 2004 period and partially offset by increased earnings in the 2005 period and the timing of accounts receivable collections and accounts payable payments.
     Investing Activities. Net cash used for investing activities was $37.9 million for the year ended December 31, 2006, as compared to $18.7 million for the year ended December 31, 2005. This increase was primarily driven by the increase in capital expenditures of approximately $19.2 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in capital expenditures is primarily related to the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility.
     Net cash used for investing activities was $18.7 million for the year ended December 31, 2005, as compared to $34.6 million for the year ended December 31, 2004. This decrease was primarily driven by the decrease in capital expenditures during the 2005 period. During the 2004 period the capital expenditures related to the completion of the 13kT HSBC expansion at our Belpre, Ohio facility and the 15 kT USBC plant expansion at our Berre, France facility were completed prior to 2005.
     Financing Activities. Net cash used in financing activities was $12.0 million for the year ended December 31, 2006, as compared to net cash used in financing activities of $2.7 million for the year ended December 31, 2005. The increase is primarily due to the cash distribution in the amount of approximately $129.5 million to Polymer Holdings, partially offset by the net proceeds received in the amount of approximately $123.0 million related to the Amendment to our senior secured credit facilities, all of which were incurred to fund the purchase of the Polymer Holdings 12.000% Discount Notes.
     Net cash used in financing activities was $2.7 million for the year ended December 31, 2005, as compared to net cash used in financing activities of $5.1 million for the year ended December 31, 2004. The decrease in cash used in financing activities was primarily related to lower net repayments of debt during the year ended December 31, 2005 as compared to the year ended December 31, 2004.
     Sources of Liquidity. We are a holding company without any operations or assets other than our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances. We believe during 2007 we will generate sufficient cash flows from operations to fund our liquidity needs. We have available to us, upon compliance with customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million, which was fully available at December 31, 2006. The ability for us to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Currently, we are required to maintain an interest coverage ratio 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter, and to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 in the last two fiscal quarters of 2006 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 in the last two fiscal quarters of 2007 through the first fiscal quarter of 2008 and becoming progressively less restrictive thereafter. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of December 31, 2006, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.
     Capital Expenditures. Capital investments in property, plant and equipment account for the majority of our investing activities. For the year ended December 31, 2006, $38.0 million was spent on the purchase of property, plant and equipment as compared to $18.8 million for the year ended December 31, 2005. The increased spending in the 2006 period was primarily driven by the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility during 2006.
     Capital expenditures are expected to be between $30 and $40 million in 2007. These capital expenditures will primarily be for maintenance and infrastructure-related spending as well as expansionary and cost reduction projects. The 2007 expansionary capital expenditures are centered on growth areas including IR Latex, USBC and HSBC projects. Our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million per year as a result of certain regulatory, environmental and other maintenance projects. We believe that we will be able to finance such capital investments from cash generated from operations and do not anticipate utilizing the revolving portion of Kraton’s senior secured credit facility, or other financing activities, to finance such investments.
Contractual Commitments
     Our principal outstanding contractual obligations relate to the long-term debt under the senior secured credit facility and the notes, the operating leases of some of our facilities and the feedstock contracts with Shell Chemicals, or its affiliates, Basell and others to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations for the periods indicated (in millions).
Payments Due by Period

	Total	2007	2008	2009	2010	2011	2012 and after
Long-term debt	$582.1	$3.8	$3.8	$3.8	$3.9	$3.9	$562.9
Estimated interest payments on debt	289.4	44.3	44.0	43.8	43.5	43.2	70.6
Operating leases	38.2	8.3	6.9	6.5	6.3	3.1	7.1
Purchase obligations(1)(2)	201.2	12.4	12.4	12.4	8.2	8.2	147.6

Total contractual cash obligations	$1,110.9	$68.8	$67.1	$66.5	$61.9	$58.4	$788.2

(1)	Pursuant to the feedstock supply contracts with Shell Chemicals or its affiliates, we are obligated to purchase minimum quantities of isoprene each year. We have two isoprene supply contracts, which require us to purchase minimum quantities. If we do not meet these minimums, we would be obligated to pay a penalty of approximately $300 per ton up to a maximum aggregate penalty of approximately $4.2 million. Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals and its affiliates, Basell and others for our European operations, we are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, it is required under the terms of the contracts to meet with Shell Chemicals in an effort to determine a resolution equitable to both parties.

(2)	Pursuant to a production agreement with Basell, we are obligated to pay a minimum indirect service fee each year of approximately $8.2 million. Not included in this table are future obligations arising under our Operating Agreements and Site Services, Utilities, Materials and Facilities Agreements that do not specify fixed or minimum quantities of goods or services to be purchased and do not contain fixed, minimum or variable price provisions. Under such agreements, our obligations to third parties are based on costs incurred by them in connection with the operation and maintenance of, and other services provided to, our European facilities. For a description of these agreements, see “Operating Agreements.” The initial terms of these agreements range between 20 years and 40 years and each agreement includes bilateral renewal rights. During the years ended December 31, 2006, 2005 and 2004, we incurred costs aggregating $58.4 million, $56.8 million and $66.5 million, respectively, under these agreements.
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
     Three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, and Polymer Holdings, have guaranteed the Credit Agreement and we refer in these notes to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of December 31, 2006, and December 31, 2005, we had no outstanding borrowings under the Revolving Facility. We refer to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans.
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
     Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the years ended December 31, 2006 and 2005 were 7.0% and 6.4%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.

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
     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. In addition, we are required to maintain an interest coverage ratio 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 in the last two fiscal quarters of 2006 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 in the last two fiscal quarters of 2007 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter.
     As of December 31, 2006, we were in compliance with all covenants under the Credit Agreement.
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
     Security and Ranking. The 8.125% Notes and the guarantees are Kraton’s and the guarantor subsidiaries’ general unsecured obligations are subordinate to Kraton’s and the guarantor subsidiaries’ existing and future senior indebtedness, including indebtedness under the senior secured credit facility, and rank equally with Kraton’s and the guarantor subsidiaries’ future senior subordinated indebtedness. The 8.125% Notes and the guarantees effectively rank junior to Kraton’s secured indebtedness and to the secured indebtedness of all of Kraton’s guarantor subsidiaries to the extent of the value of the assets securing the indebtedness and are structurally subordinated to all liabilities of Kraton’s subsidiaries that are not guarantors of the 8.125% Notes.
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
     As of December 31, 2006, we were in compliance with all covenants under the 8.125% Notes.
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
     Management believes that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot give assurances that regulatory requirements or permit conditions will not change, and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.
     In the context of the separation in February 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before the separation. However, the indemnity from Shell Chemicals is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.
     In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001, which would not, in any event, be covered by the Shell Chemicals’ indemnity. While we recognize that we may in the future be held liable with respect for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in the presented periods of 2004, 2005 and 2006.
     On December 16, 2003, Shell Chemicals, the operator of our Pernis facility in The Netherlands, delivered a preliminary study reviewing the facility’s operations and physical plant. Based on a study consisting of interviews of plant personnel, a review of plant documentation, and limited fieldwork relating to selected areas of the manufacturing complex that includes both our manufacturing assets and those of Shell Chemicals, the study preliminarily estimates that significant expenditures may be required by us over an indeterminate period. The study identifies both required maintenance and suggested near-term and long-term improvements to the facility and physical plant. On March 8, 2004, Shell Chemicals presented an update of this study, which had been reviewed by the plant manager for the facility, and provided some analysis of the preliminary study. This study, along with the previously mentioned potential of Shell Chemicals to not renew the isoprene supply agreement to our Pernis, The Netherlands facility, has caused us to review the long-term strategic and economic options for our Pernis assets.
Off-Balance Sheet Transactions
     We are not presently involved in any material off-balance sheet transactions.

Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks, except for the interest rate swap agreements discussed below.
     Interest rate risk. We have $382.1 million of variable rate debt outstanding under our senior secured credit facility as of December 31, 2006. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. Under our senior secured credit facility, we are required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004 and $80.0 million effective July 6, 2004. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004 and end on the termination date. The agreements have an average fixed rate of 3.524%. As of December 31, 2006, the fair market value of the agreements in effect was an asset of $1.4 million.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in the historical combined financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately half of revenue and costs are denominated in U.S. dollars; Euro-related currencies are also significant. The net appreciation of the Euro against the U.S. dollar and other world currencies, since 2001, has had a positive impact on sales, as reported in U.S. dollars, in the historical combined financial statements. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. We do not currently intend to hedge our foreign currency exposure.
     Commodity price risk. We are subject to commodity price risk under agreements for the supply of raw materials and energy. Historically, we have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board, or FASB, issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies SFAS No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a more likely than not threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more likely than not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying this interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 on January 1, 2007 and currently estimate that it will not have a material affect on our financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will be required to adopt the provisions of this standard no later than in 2008, and are currently evaluating the impact, if any, that it will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Post Retirement Plans, which is an amendment of FASB Statements No. 87, 88, 106 and 132R. This Statement, which is effective December 31, 2006 for the Company, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS No. 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. Kraton currently uses a December 31 measurement date for all of its plans, consistent with our fiscal year end. Based on the funded status of our defined benefit pension and postretirement benefit plans as of December 31, 2006, we reported a loss to our other comprehensive income of approximately $0.9 million, an increase of approximately $1.4 million in accrued pension obligations and a decrease of approximately $0.5 million in deferred income taxes.

     In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the fiscal year ending December 31, 2006. SAB No. 108 did not have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have market risk relating to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or our net assets. Our variable rate debt consists of borrowings under the Senior Credit Facility. The interest rates are a function of the bank prime rate or LIBOR. A 1% point change in the base interest rate would result in approximately $3.8 million change in income before taxes. In addition, we have entered into interest rate swaps that will terminate on June 24, 2007, covering $160 million of debt that convert the variable rate debt to a fixed rate that averages 3.524%. A 1% point change in the base interest rate would result in an approximate $1.6 million change in income before taxes that would serve to offset the change noted above.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are set forth herein commencing on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     On April 9, 2007, we entered into amendments to the employment agreements of Messrs. Gregory, Bradley, Fogarty and Ott. The material terms of these amendments are described under “Item 11. Executive Compensation — Employment Agreements, Termination of Employment Arrangements.”
     On April 9, 2007, we entered into an employment agreement and a Tripartite Agreement with Mr. Dekker, our chief financial officer. The material terms of these agreements are described under “Item 11. Executive Compensation — Employment Agreements, Termination of Employment Arrangements.”

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     The following table sets forth the name, age and position of individuals who currently serve as directors and executive officers of Kraton as of March 15, 2007. See “Certain Relationships and Related Transactions.” Each of our directors will hold office until the next annual meeting of our members or until his or her successor has been elected. Directors may be removed at any time, with or without cause, by the Board.

Name	Age	Position
Kelvin Davis	43	Chairman of the Board of Directors
Michael MacDougall	36	Director
Nathan Wright	41	Director
Timothy Walsh	43	Director
John Breckenridge	45	Director
Stephan Oppenheimer	39	Director
Steven J. Demetriou	48	Director
James R. Ball	64	Director
George B. Gregory	44	Director, Chief Executive Officer and President
Nicholas G. Dekker	42	Chief Financial Officer and Vice President
Kevin M. Fogarty	41	Executive Vice President, Global Sales and Marketing
Richard A. Ott	52	Vice President, Global Human Resources and Communications
David A. Bradley	36	Vice President, Global Operations
Joseph J. Waiter	55	Vice President, General Counsel and Secretary
Eli Ben-Shoshan	37	Vice President, Business Development
     Kelvin Davis. Mr. Davis was named a director of our Board on December 23, 2003. Mr. Davis is a senior partner of TPG and Head of the North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm in Los Angeles. Prior to the formation of Colony, Mr. Davis was a principal of RMB Realty, Inc., the real estate investment vehicle of Robert M. Bass. Prior to his affiliation with RMB Realty, Inc., he worked at Goldman, Sachs & Co. in New York City and with Trammell Crow Company in Dallas and Los Angeles. Mr. Davis earned a B.A. degree (Economics) from Stanford University and an M.B.A. from Harvard University, where he was a Baker Scholar, a John L. Loeb Fellow and a Wolfe Award recipient. Mr. Davis is the Chairman of the Board of Kraton, a Director of Metro-Goldwyn-Mayer, Inc., Altivity Packaging LLC and Aleris International Inc. He is also a Director of Los Angeles Team Mentoring, Inc. (a charitable mentoring organization) and is on the Board of Overseers of the Huntington Library, Art Collections and Botanical Gardens.
     Michael MacDougall. Mr. MacDougall was named a director of our Board on December 23, 2003. Mr. MacDougall is a partner of TPG, co-head of TPG’s New York office, and leader of the firm’s Energy and Industrial investing practice areas. Prior to joining TPG in 2002, Mr. MacDougall was a vice president in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. Mr. MacDougall received his M.B.A., with distinction, from Harvard Business School. Prior to attending business school, Mr. MacDougall was an assistant brand manager in the Paper Division of Procter & Gamble. He received his B.B.A., with highest honors, from the University of Texas at Austin. Mr. MacDougall serves on the Board of Directors of Altivity Packaging LLC, Kraton, Aleris International, and the New York Opportunity Network. Mr. MacDougall served on the Board of Texas Genco LLC prior to its sale to NRG Energy, Inc. in February 2006.
     Nathan Wright. Mr. Wright was named a director of our Board on July 26, 2005. Mr. Wright has been a principal of TPG operations group for six years, during which time he has supported transformation efforts within TPG portfolio companies. Prior to joining TPG, Mr. Wright spent six years as a consultant with Bain & Company in the firm’s Dallas, Sydney and Johannesburg offices. He received his M.B.A. from the Tuck School at Dartmouth College. Prior to earning his M.B.A., Mr. Wright worked in the information systems consulting and outsourcing industry for four years and founded an Atlanta-based systems strategy firm. He holds a B.S. degree in Mechanical Engineering from the Rose-Hulman Institute of Technology.
     Timothy Walsh. Mr. Walsh was named a director of our Board on December 23, 2003. Mr. Walsh is a Managing Director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of

J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to his role with CCMP, Mr. Walsh was a Partner with J.P. Morgan Partners, LLC since 1993. From 1993 to 1999, Mr. Walsh held various positions with JPMP in Europe and North America. Prior to 1993, he was a Vice President of JPMorgan Chase & Co. (formerly The Chase Manhattan Corporation). Mr. Walsh serves as a director of PQ Corporation, Better Minerals & Aggregates Company, Metokote Corporation, Pliant Corporation and Generac Power Systems. Mr. Walsh received his B.S. in Economics from Trinity College, Hartford and his M.B.A. from the University of Chicago.
     John Breckenridge. Mr. Breckenridge was named a director of our Board on July 20, 2005. Mr. Breckenridge is a Managing Director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to his role with CCMP, Mr. Breckenridge was an Operating Partner with J.P. Morgan Partners, LLC. Mr. Breckenridge has more than eighteen years of operating experience in the electronics, industrial and service sectors in the United States and Japan. Before joining JPMP in 2001, Mr. Breckenridge spent seven years with Invensys Plc, most recently as Chief Operating Officer of Densei-Lambda KK, a publicly traded Japanese electronics manufacturer controlled by Invensys. Previously, he was Vice President and General Manager of several other Invensys divisions and Vice President of Sales and Marketing at an Invensys subsidiary in Texas. Earlier in his career, he was Vice President and General Manager of a U.S. subsidiary of Strafor-Facom SA and held engineering and technical sales positions at ATT Technology Systems (now Lucent). Mr. Breckenridge has been Chairman of Rhythm Corporation and is currently Chairman of Noble Power LLC. He has a B.S. degree in Mechanical Engineering from the University of Vermont.
     Stephan Oppenheimer. Mr. Oppenheimer was named a director of our Board on December 23, 2003. Mr. Oppenheimer is a Principal of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to his role with CCMP, Mr. Oppenheimer was a Principal with J.P. Morgan Partners, LLC. Prior to joining JPMP in 1997, Mr. Oppenheimer worked in the Acquisition Finance Group at Chase Securities and prior to that as a systems consultant with American Management Systems. Mr. Oppenheimer obtained his B.S. degree in Engineering from the University of Virginia and his M.B.A. from the Darden School at the University of Virginia.
     Steven J. Demetriou. Mr. Demetriou was named a director of our Board on December 1, 2004. Mr. Demetriou is currently the Chairman and Chief Executive Officer of Aleris International, Inc., which is the result of a merger between Commonwealth Industries, Inc. and IMCO Recycling, Inc. on December 9, 2004. Previously, Mr. Demetriou was appointed President and Chief Executive Officer of Commonwealth Industries, Inc. in June 2004, after serving as a member of that Company’s board of directors since 2002. Before joining Commonwealth in 2004, Mr. Demetriou was President and Chief Executive Officer of privately held Noveon, Inc. Prior to that, from 1999 to 2001, he was Executive Vice President of IMC Global Inc. From 1997 to 1999, Mr. Demetriou held various leadership positions with Cytec Industries Inc. From 1981 to 1997, he served in increasingly responsible management positions with ExxonMobil Corporation. Mr. Demetriou currently serves on the boards of two publicly owned companies, ElkCorp and OM Group, Inc., and is Chairman of the Aluminum Association’s Executive Committee. He has a B.S. degree in Chemical Engineering from Tufts University.
     James R. Ball. Mr. Ball was named a director of our Board on December 1, 2004. Mr. Ball is a private investor. Mr. Ball retired as the Chief Executive Officer of Vista Chemical Company in 1995, after 25 years of service. Mr. Ball currently serves on the Board of Directors of Quanta Services, Inc. He has a B.S. degree in Math from Missouri State University and a M.S. degree in Management from Massachusetts Institute of Technology.
     George B. Gregory. Mr. Gregory was named a director of our Board of Directors on April 1, 2004 and was appointed Chief Executive Officer and President on July 1, 2004. From 1998 to 2004, Mr. Gregory was employed by global polyester producer KoSA, B.V., most recently as the Chief Executive Officer and President. Prior roles with KoSA, B.V. included Chief Operating Officer. From 1995 to 1998, Mr. Gregory held various positions with Koch Industries, Inc., including Executive Vice President. Prior to 1995, he was employed by the strategy consulting firm of Monitor Company and by DuPont as a chemist. Mr. Gregory received his B.A. degree in Chemistry, summa cum laude from Harvard College and his M.B.A. from Harvard Business School.
     Nicholas G. Dekker. Mr. Dekker was appointed Vice President and Chief Financial Officer on October 6, 2006. Prior to this appointment, Mr. Dekker was Vice President of Europe, Africa and Middle East. Mr. Dekker began his career at Kraton in April 2000 as European Finance Manager and was promoted to Finance Manager Europe and Asia Pacific in 2004. Mr. Dekker served as Interim Chief Financial Officer from August 2005 to October 2005. From early 1998 to April 2000 Mr. Dekker was a financial consultant for Shell Chemicals. Prior roles include Financial Director for Diversey Benelux and Baruch International Fashion Group. Mr. Dekker

began his career as an assistant auditor with KPMG in 1983. Mr. Dekker received a University Degree (Economics) from Free University of Amsterdam and a Postgraduate Degree as a Chartered Controller from Free University of Amsterdam.
     Kevin M. Fogarty. Mr. Fogarty was appointed Executive Vice President of Global Sales and Marketing on June 15, 2005. He is responsible for managing Kraton’s commercial activities, including sales and marketing, for its end-uses. Mr. Fogarty joined us from Invista, where he had served as President for Polymer and Resins beginning in May 2004. For the 13 years prior to his most recent position with Invista, Mr. Fogarty held a variety of roles with increasing responsibility in Koch Industries Inc.’s companies, including KoSa. Mr. Fogarty earned a B.S. degree in Engineering from the Technical University of Nova Scotia.
     Richard A. Ott. Mr. Ott was appointed the Vice President of Global Human Resources and Communications on December 2, 2004. Mr. Ott was the Vice President of Operations and Human Resources from June of 2000 to December 2004. From 1998 to 2002, he also served as the Site Manager for the Belpre plant. Mr. Ott started with Shell Chemicals in 1976, where he held various positions in operations and business strategy. He holds a B.S. degree in Industrial Engineering from West Virginia University.
     David A. Bradley. Mr. Bradley has been the Vice President of Global Operations since December 2, 2004. On April 1, 2004, we hired Mr. Bradley as Vice President of Business Transformation. Prior to joining us, he served as the Lexan Manufacturing Manager at GE Plastics Mount Vernon, Indiana site. From 1994 to 2004 Mr. Bradley served in a variety of leadership positions for GE Plastics, which included roles in business process development and Six Sigma. He holds a B.S. degree in Chemical Engineering from the University of Louisville.
     Joseph J. Waiter. Mr. Waiter has been the Vice President, General Counsel and Secretary of Kraton since February 1, 2002. Prior to joining Kraton in February 2002, he served as Deputy General Counsel at Crompton Corporation and was Acting General Counsel of Witco Corporation at the time of Witco’s merger with Crompton in 1999. Mr. Waiter also held a variety of senior legal positions for companies in the chemicals industry from 1980 to 1992. He holds a B.A. degree from King’s College and a JD from George Mason University School of Law.
     Eli Ben-Shoshan. Mr. Ben-Shoshan was appointed Vice President of Business Development on March 2, 2005. Prior to joining Kraton, Mr. Ben-Shoshan served in a number of capacities for ChemConnect/CheMatch including business development and auction operations management roles from 2000 to 2005. Prior to joining ChemConnect/CheMatch, Mr. Ben-Shoshan was Director of Business Development at KoSa where he was responsible for the evaluation of acquisition and capital spending opportunities from 1998 to 2000. From 1996 to 1998, he was Director of Business Development for Koch Chemical Company / Koch Capital Services. From 1990 to 1994, he was employed by Monitor Company, a global strategy consulting firm. Mr. Ben-Shoshan holds a B.S. degree in Physics and a B.A. degree in Quantitative Economics from Stanford University and an M.B.A. from the Graduate School of Business at Stanford University.
COMMITTEES OF THE BOARD OF DIRECTORS AND MEETING ATTENDANCE
     The composition of the Board of Directors of Kraton currently consists of nine members. Kraton’s Board currently has three standing committees: an Audit Committee, a Compensation Committee and an Executive Committee. The Board of Directors of Kraton met five times during the last fiscal year. Each director attended at least 75% of all meetings of the Board of Directors and the committees of which the director is a member.
     We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on NASDAQ and subject to such requirements, we would be entitled to rely on the controlled company exemption contained in NASDAQ Marketplace Rule 4350 for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to NASDAQ Marketplace Rule 4350, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At December 31, 2006, Polymer Holdings’ held 100% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a description of the Company’s beneficial owners. Although we would be exempt from certain independence requirements, if we were a listed issuer whose securities were traded on NASDAQ and subject to such requirements, we would be required to have an audit committee comprised of at least three members, all of whom are independent and meet certain other requirements. The Audit Committee currently consists of Messrs. Ball, Oppenheimer, Breckenridge and MacDougall. Of the members of the Audit Committee only Mr. Ball is an independent director as defined under the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission.
     Audit Committee. The Audit Committee is a standing committee of each of the Boards of Directors. In each case, the primary purpose of the Committee is to assist the Board of Directors in fulfilling its oversight responsibility relating to: (1) the integrity of the Company’s financial statements and financial reporting process and the Company’s systems of internal accounting and financial controls; (2) the performance of the internal audit services function; (3) the annual independent audit of the Company’s financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; and (4) the compliance by the Company with legal and regulatory requirements, including the Company’s disclosure controls and procedures. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private.
     The current members of Kraton’s Audit Committee are Messrs. Ball (chairman), Oppenheimer, Breckenridge and MacDougall.
     Compensation Committee. The Compensation Committee is a standing committee of Kraton’s Board of Directors. The purpose of the Committee is to discharge the responsibility of the Board of Directors relating to compensation of the Company’s Directors, executive officers and such other employees as the Committee may determine together with management, and related matters.
     The current members of Kraton’s Compensation Committee are Messrs. Walsh (chairman), Davis, Wright and Breckenridge.
     Executive Committee. The Executive Committee is a standing committee of Kraton’s Board of Directors. The purpose of the Committee is to act, between meetings of the Board, with the authority of the Board on matters set forth in the Executive Committee Charter. The authority of the Committee is subject to and limited by the limited liability agreement of the Company and, in no event, may the Committee act on any matter requiring super-majority approval pursuant to the terms of such limited liability agreement.
     The current members of Kraton’s Executive Committee are Messrs. Davis (chairman), Breckenridge, MacDougall, Walsh and Gregory.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The compensation program for the Company’s executive officers named in the Summary Compensation Table below (the “Named Executive Officers”) is structured to attract, motivate, retain and reward high quality executives. This section includes information and analysis related to such compensation arrangements and the specific decisions made in 2006 and 2007 through March 26, 2007, which affected the compensation of the Named Executive Officers.
     Compensation Philosophy and Objectives
     The Company’s Executive Compensation Policy, as established by the Compensation Committee, is designed to provide a base salary that is competitive in the marketplace with other chemical companies whose revenue is approximately the same as that of the Company. Individual performance of the executive is then taken into consideration and appropriate adjustments are made. Additionally, the Compensation Committee and the Board approve an annual variable compensation plan (the Annual Compensation Plan) targeted to pay at a competitive level for the same peer group companies when pre-established goals are achieved. Finally, the Committee may approve the grant of membership units, options, or other equity awards from time to time, consistent with the performance of the Company, the value of which is intended to retain and motivate the Named Executive Officers.
     Role of the Compensation Committee
     The Compensation Committee discharges the responsibility of the Board relating to the compensation of the Named Executive Officers. The Compensation Committee’s Charter contains detailed information on its duties and function and is available on-line at http://www.kraton.com/content/released/Compensation_Committee.pdf.
     The Compensation Committee no less frequently than annually reviews the Company’s goals and objectives related to the compensation of the Named Executive Officers. During such review, the Compensation Committee takes into account the balance between short-term compensation and long-term incentives, evaluates the performance of the Named Executive Officers in light of those goals and objectives and sets the compensation levels of the Named Executive Officers based on such evaluation. In determining appropriate compensation levels, the Compensation Committee considers Company performance and relative shareholder return, the compensation levels of persons holding comparable positions at comparable companies and the compensation given to the

Named Executive Officers in previous years. The Compensation Committee also evaluates the post-service arrangements and benefits of the Named Executive Officers and their reasonableness in light of practices at comparable companies. The Compensation Committee has the ultimate authority and responsibility to engage and terminate any outside consultant to assist in determining appropriate compensation levels for the Named Executive Officers. The Compensation Committee has not hired outside consultant companies to conduct direct analysis of the Company’s compensation levels; however, the Company does subscribe to databases maintained by two outside consultant companies, which include chemical and manufacturing industries of comparable revenue. The largest database utilized is Hay Paynet, which is purchased from the Hay Group, and contains compensation information on numerous jobs and in most countries where Kraton operates. The second database utilized is a purchased compensation survey by Mercer for chemical non-durable manufacturing industries. The data analyzed by the Chief Executive Officer and the Vice President of Human Resources to develop recommendations as to the compensation of the Named Executive Officers, which are reviewed and approved as necessary by the Compensation Committee.
Components of Direct Compensation
     Base Salary
     Employment contracts for the Named Executive Officers are established as a result of negotiation between the individual and the Company at the time of hire, within a reasonable range of compensation determined by competitive data such as described above, and experience. The Compensation Committee reviews the base salaries of the Named Executive Officers on an annual basis and determines if any increases are warranted based on its review of individual performance and compensation comparisons and recommendations of the Chief Executive Officer.
     In 2006, the Compensation Committee approved an increase in Mr. Bradley’s base salary from $225,000 to $260,000 commencing April 1, 2006, based on Mr. Bradley’s performance and comparative data. Also, on October 6, 2006, the Compensation Committee set the base salary for Mr. Dekker at 200,000 Euros (approximately $266,000) in conjunction with his appointment as the Company’s Chief Financial Officer.
     On January 31, 2007, the Compensation Committee approved the following increases in base salary, effective as of April 1, 2007: Mr. Gregory from $450,000 to $500,000; Mr. Bradley from $260,000 to $280,000; and Mr. Fogarty from $315,000 to $335,000.
     Annual Bonus: Incentive Compensation Plan
     Pursuant to their employment agreements with the Company, Messrs. Gregory, Dekker, Bradley and Fogarty are eligible to receive annual bonuses with targets equal to 75% in the case of Mr. Gregory; 50% in the case of Mr. Dekker; 40% in the case of Mr. Bradley; and 50% in the case of Mr. Fogarty; of their respective annual base salaries and maximum bonuses of up to 150% in the case of Mr. Gregory; 100% in the case of Mr. Dekker; 80% in the case of Mr. Bradley; and 100% in the case of Mr. Fogarty; of their respective annual base salaries. Pursuant to his employment agreement, Mr. Ott is eligible to receive an annual bonus with a target of up to 50% of his annual base salary. Prior to his termination, Mr. Guba was eligible to receive an annual bonus with a target of 50% and with a maximum of 100% of his annual base salary.
     On March 8, 2006, the Compensation Committee approved and adopted the 2006 Incentive Compensation Plan including the performance-based criteria by which payouts to participants were determined. The Compensation Committee also approved an increase in the target bonuses of Messrs. Gregory, Bradley and Fogarty to 100%, 60% and 60% of the executive’s annual base salary, respectively, based on comparisons to similar positions at peer companies.
     A participant’s annual bonus is a multiple of base salary, his target bonus factor, the Company performance factor and the individual performance factor. The Compensation Committee determines the Company performance factor through use of a sliding scale based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the Company, with 100% set at the Business Plan EBITDA. Eighty percent of Business Plan EBITDA forms a threshold below which the common pool is zero. Based on additional performance criteria such as Company safety performance, cash generation, volume growth, cost out, procurement improvements, innovation milestones, and strategic plans, an additional amount of up to $1 million may be added or subtracted from the common pool amount. Those eligible for payout from the common pool include all employees, with the exception of the non-exempt hourly plant workers at Belpre Plant, on the payroll as of December 31, 2006. This is intended to encourage performance on targets that are key to Company performance. Final bonus amounts are adjusted as necessary so as not to exceed the common bonus pool amount or employment contract limits (as described above). The Company performance factor is thus determined by the actual pool amount divided by the target pool amount as a percentage. The individual performance factor typically ranges from 0 to 2.0 times the individual’s target bonus factor to recognize the individual’s contributions to the Company and adherence to Company values.
     For the bonus year that ended December 31, 2006, the Compensation Committee approved a common bonus pool of $4.9 million proportional to the EBITDA generated. Based on the additional performance criteria discussed above, the Compensation Committee approved an additional $.5 million to be added to the pool. The Company performance factor for bonus payouts was determined to be 60%. Individual performance factors were determined by comparing year to date performance against goals for each individual’s function as set in the first quarter of 2006, and included adherence to the Company’s values. Mr. Gregory recommended final annual bonus amounts for the other Named Executive Officers to the Compensation Committee based on the above formula. After discussion and adjustments, the Compensation Committee approved the amounts for Messrs. Dekker, Bradley, Fogarty and Ott. After discussion of company-wide performance goals and adherence to values of the Company, the Compensation Committee determined and approved the final annual bonus amount for Mr. Gregory. As a result of the termination of his employment, Mr. Guba forfeited any bonus which would have otherwise been payable to him.
     Equity
     (a) Options
     On September 9, 2004, TJ Chemical adopted the “Option Plan”, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including the Company, of non-qualified options (“Options”) to purchase TJ Chemical membership units in order to provide such individuals with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of TJ Chemical and its affiliates. The aggregate number of membership units with respect to which Options and Profits Units (defined below) may be granted under the Option Plan shall not exceed 21,740,802, representing 8% of the outstanding membership units and Profits Units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2006, there were 15,367,500 Options granted and outstanding. All Options granted in fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of a membership unit on the date of grant.
     A committee of TJ Chemical’s board of directors administers the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The committee has the right to terminate all of the outstanding Options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such Option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the Options will pertain to and apply to the securities that the option holder would have received in the merger. Generally, in the event of a dissolution, liquidation, sale of assets or any other merger, the committee has the discretion to: (1) provide for an “exchange” of the Options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the committee); (2) cancel and cash out the Options (whether or not then vested) at the value of the spread; or (3) provide for a combination of both. Generally, the committee may make appropriate adjustments with respect to the number of membership units covered by outstanding Options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
     Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights for the 180-day period following the later of a termination of employment and six months and one-day following the date that units were acquired pursuant to the exercise of the Option. During this 180-day period, TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical.
     Periodically, the Compensation Committee reviews the performance of the Company and recommends to TJ Chemical that designated employees be awarded option grants based on their contributions and / or potential to contribute to the success of the Company. Option grants may also be made to new employees when they join the Company based upon position level.

     (b) Profits Units of Kraton Management LLC (“Management LLC”)
     The Compensation Committee may grant profits units of Management LLC (“Profits Units”) (subject to the 8% pool limitation described above) to Named Executive Officers. Profits Units are economically equivalent to options, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemical and its affiliates and TJ Chemical and its affiliates do not receive any deduction at the time of grant or disposition of the Profits Unit by the employee. Generally, 50% of the Profits Units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the Threshold Amount, which is defined as the initial value of TJ Chemical’s assets on the date of grant, and 50% of the Profits Units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided that the participant is employed by Kraton or its subsidiaries on such vesting date, and provided further that 100% of the Profits Units shall become vested upon a change in control of TJ Chemical. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times, the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation in excess of the two times Threshold Amount. Upon the occurrence of any of the foregoing vesting events, TJ Chemical will pay to the holders of the Profits Units the amount of the difference between initial value of the Profits Units and the then current fair value of the Profits Units as determined by the Profits Unit Award Agreement.
     (c) Restricted Units and Notional Units of Management LLC
     The Compensation Committee may grant time-vested restricted membership unit (“Restricted Units”) and time-vested notional membership unit awards (“Notional Units”) to Named Executive Officers. Holders of Notional Units do not have any beneficial ownership in the underlying membership units, and the grant represents an unsecured promise to deliver membership units on a future date. Actual membership units underlying the awards will not be distributed until the earlier of (1) a change in control or (2) the termination of the grantee’s employment.
     (d) Membership Units of Management LLC
     The Named Executive Officers are given the opportunity to purchase membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment.
     Fringe Benefits / Perquisites
     Pursuant to Mr. Dekker’s employment agreement, he is entitled to: (1) housing support; (2) travel support for himself and his spouse to travel to and from France; (3) costs associated with maintaining his residence in France during such times as his spouse is in the United States; (4) use of a company car; (5) tax equalization payments; and (6) reimbursement for tax preparation expenses. The Company’s position is that the total compensation involved in both direct compensation and indirect compensation associated with the above perquisites remain within market norms for this position.
     The Company provides no material fringe benefits or perquisites to the other Named Executive Officers.
Components of Post-Employment Compensation
     (a) Employment Agreements and Severance Benefits
     The employment agreements for each of the Named Executive Officers provide for severance payments upon certain terminations of employment. In the event employment is terminated by us without “cause” or by the Named Executive Officer for “good reason” (as each such term is defined in the employment agreements), the executive would be entitled to eighteen months of salary and medical benefit continuation for Mr. Gregory and up to twelve months of base salary and medical benefit continuation for all other Named Executive Officers. Prior to the 2006 amendment to the employment agreement with Mr. Bradley, he would only have been entitled to six months of base salary and medical benefit continuation. As a result of amendments to Mr. Gregory’s employment agreement in 2007, in the event such termination occurs within the one year immediately following a change in control of the Company, in addition to the salary and benefit continuation, Mr. Gregory would be entitled to receive the sum of (a) 1.5 his target annual bonus and (b) a pro rata portion of the annual bonus he would have earned in the year of termination had his employment not terminated. As a result of amendments to the employment agreements in 2007 for the other Named Executive Officers, in the event such termination occurs within one year immediately following a change in control of the Company, the individual would be entitled to receive 12 months of salary and benefit continuation. In addition, the Named Executive Officer would be entitled to receive the sum of (a) his target annual bonus and (b) a pro rata portion of the annual bonus he would have earned in the year of termination had his employment not terminated.
     (b) U.S. 401K Plan
     The Named Executive Officers are eligible to participate in the Kraton Savings Plan (the “Savings Plan”), a broad-based tax-qualified savings plan providing for employer and employee contributions for employees employed within the United States. By contract, Mr. Dekker has elected not to participate in the U.S. Savings Plan.
     (c) U.S. Defined Benefit Pension Plan
     The Named Executive Officers are eligible to participate in our broad-based tax-qualified noncontributory defined benefit pension plan (the “Pension Plan”). Employees hired on or after October 15, 2005, are not eligible to participate in the Pension Plan. The Pension Plan was amended in 2005 to provide participants with a choice, which was effective as of January 1, 2006, between (a) continuing to accrue benefits under the final average pay formula provided for under the Pension Plan or (b) “freezing” benefits under the Pension Plan in exchange for an enhanced benefit under the Savings Plan. For participants who chose to receive the enhanced benefit under the Savings Plan, the Final Average Earnings, Service and Social Security Benefit components of the pension formula were frozen as of December 31, 2005. However, such participants will still be credited with service accumulated after December 31, 2005, for purposes of vesting of benefits under the Pension Plan. By contract, Mr. Dekker has elected not to participate in the U.S. Pension Plan.
     (d) U.S. Savings Restoration Plan and Pension Restoration Plan
     The Named Executive Officers are eligible to participate in a non-qualified defined benefit restoration plan and non-qualified defined contribution restoration plan that are intended to restore certain benefits under the Pension Plan and the Savings Plan, respectively, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. By contract, Mr. Dekker has elected not to participate in the restoration plans.
     (e) Other Pension Plans
     While employed by Kraton Polymers France, Mr. Dekker participated in a French pension plan as well as Kraton Polymers France Arial private supplementary pension plan. As a condition to his employment as Chief Financial Officer, the Company has agreed that while he serves in such position, the Company will facilitate Mr. Dekker’s continued participation in the Kraton Polymers France Arial private supplementary pension plan and he will be provided comparable coverage within French voluntary plans for social security.
     (f) Executive Deferred Compensation Plan
     The Named Executive Officers have the option of deferring up to 50% of their annual bonus, which is subsequently converted to notional membership units of TJ Chemical. Such Notional Units remain outstanding until either (1) a change in control or (2) termination of employment. The amount held pursuant to the plan may ultimately be paid in units of Management LLC.
     (g) Retiree Medical Benefits
     Health and welfare benefits are provided to eligible employees in the U.S., including the Named Executive Officers, who retire from Kraton. Retirees under the age of 65 are eligible for the same medical, dental and vision plans as active employees, but with a cap that varies based on years of service and ranges from $7,000 to $10,000 per employee for premiums on an annual basis.
Policies Regarding Equity Awards
     Generally, the Company grants equity awards to executives in connection with their commencement of employment with the Company. The Compensation Committee determines the value of such grants by reviewing compensation practices of peer companies, past practice of the Company, and individual negotiations with the executive. In addition, the Compensation Committee has the discretion to grant additional equity awards to executives, including the Named Executive Officers, based on the individual’s contributions to the Company. These grants typically are issued on April 1st of each year; however, the Compensation Committee has the discretion to grant such awards throughout the year.
     The following table sets forth certain information concerning annual compensation for all persons serving as the Company’s Chief Executive Officer during the year ended December 31, 2006, all persons serving as the Company’s Chief Financial Officer during the year ended December 31, 2006 and the Company’s three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2006 (collectively, the “Named Executive Officers”).
Summary Compensation Table

						Change in Pension
						Value and
						Nonqualified
						Deferred
			Stock	Option	Non-Equity	Compensation	All Other
Name and		Salary	Awards	Awards	Incentive Plan	Earnings	Compensation	Total
Principal Position	Year	($)	($)(3)(4)	($)(3)(5)	Compensation (6)	($)(7)	($)(8)	($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
George B. Gregory Chief Executive Officer and President	2006	450,000	275,000	386,886	400,000	7,164	51,997	1,563,883
Nicholas G. Dekker Chief Financial Officer and Vice President (1)	2006	188,310	7,500	83,256	50,000	0	22,623	351,689
David A. Bradley Vice President, Global Operations	2006	251,250	60,000	128,299	150,000	3,096	31,700	621,249
Kevin M. Fogarty Executive Vice President, Global Sales and Marketing	2006	315,000	60,000	160,913	150,000	895	42,138	728,051
Richard A. Ott Vice President, Global Human Resources and Communications	2006	220,000	—	127,643	90,000	47,786	38,278	475,921
Raymond K. Guba Former Vice President, Chief Financial Officer (2)	2006	250,000	—	—	0	142	123,515	373,515
     The “Bonus” column has been omitted from the Summary Compensation Table because no Named Executive Officer earned any compensation during 2006 of a type required to be disclosed in that column.

(1)	Mr. Dekker has served as Chief Financial Officer and Vice President since October 6, 2006. Payments to Mr. Dekker in connection with his position at Kraton Polymers France SAS were made in Euros. For purposes of this table, we have assumed an exchange rate of 1.26 U.S. Dollars to Euros, based on the average exchange rate over fiscal year 2006, as reported on http://www.oanda.com.

(2)	Mr. Guba’s employment was terminated on October 6, 2006.

(3)	Amounts set forth in the Stock Awards and Option Awards columns represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2006 by the Company with respect to Restricted Unit Awards, Notional Unit Awards (but not Profits Unit Awards as no compensation expense is required to be taken with respect to such awards) and Option Awards, in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”) (disregarding the estimate of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2006 may be found in Note (2) in the Company’s consolidated financial statements and accompanying footnotes. A discussion of the assumptions used in this valuation with respect to awards made in fiscal years prior to fiscal year 2006 may be found in the corresponding sections of the Company’s financial statements and accompanying footnotes for the fiscal year in which the award was made.

(4)	This column consists of awards of Restricted Unit Awards and Notional Unit Awards. However, Profits Unit Awards are not included as no compensation expense is required to be taken with respect to such awards.

(5)	This column consists of awards of options to purchase membership units of TJ Chemical issued pursuant to the TJ Chemical 2004 Option Plan.

(6)	This column consists of bonuses paid pursuant to the Company’s 2006 Incentive Compensation Plan. Pursuant to the Executive Deferred Compensation Plan, the Named Executive Officers elected to defer a portion of their 2006 annual bonus as follows: Gregory ($100,000); Dekker ($25,000); Bradley ($75,000); Fogarty ($75,000); and Ott ($22,500).

(7)	Amounts shown in this column are not included in the Total column in this table. All amounts in this column reflect the aggregate change in the present value of the Named Executive Officer’s accounts into the Pension Plan and the Deferred Compensation and Restoration Plan in accordance with Item 402(c)(2)(viii)(A).

(8)	Amounts in this column consist of (a) Company contributions to the Savings Plan on behalf of Messrs. Gregory, Bradley, Fogarty, Ott and Guba in the amount of $8,288, $12,069, $6,600, $22,000, and $6,600, respectively; (b) Company contributions to the Deferred Compensation and Restoration Plan on behalf of Messrs. Gregory, Bradley, Fogarty and Ott in the amount of $43,709, $19,631, $15,538, and $16,278, respectively; (c) Company payment for relocation expenses of Messrs. Fogarty and Guba in the amount of $20,000 and $59,620, respectively; (d) for Mr. Guba, $57,295 in connection with his termination of employment (see “Termination and Change In Control Payments” below); and (e) for Mr. Dekker, employer contributions to a defined contribution plan maintained by Kraton Polymers France in the amount of $18,329, and $4,294 relating to spouse trips associated with Mr. Dekker’s business functions or his temporary assignment.

Grants of Plan-Based Awards in Fiscal Year 2006

								All Other	All Other
		Estimated Future Payouts			Estimated Future Payouts			Stock	Option		Grant
		Under Non-Equity			Under Equity Incentive Plan			Awards:	Awards:	Exercise	Date Fair
		Incentive Plan Awards (1)			Awards (2)			Number	Number of	or Base	Value of
		Thres-		Maxi-	Thres-		Maxi-	of Shares	Securities	Price of	Stock and
	Grant	hold	Target	mum	hold	Target	mum	of Stock or Units	Underlying	Option	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	Awards ($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(3)	(j)(4)	(k)	(l)
George B. Gregory	—	164,700	450,000	900,000	—	—	—	—	—	—	—
Nicholas G. Dekker (5)	10/06/06	26,353	72,003	144,006		125,000
	10/06/06							150,000			148,500
	10/06/06								375,000	1.00
David A. Bradley	—	57,096	156,000	312,000	—	—	—	—	—	—	—
Kevin M. Fogarty	—	69,174	189,000	378,000	—	—	—	—	—	—
Richard A. Ott	—	40,260	110,000	220,000	—	—	—	—	—	—
Raymond K. Guba	—	54,900	150,000	300,000	—	—	—	—	—	—

(1)	These columns provide information on potential payouts under the 2006 Incentive Compensation Plan. For information on amounts actually earned, see the “Summary Compensation Table.”

(2)	These columns provide information on potential payouts pursuant to Profits Unit Awards (See “Equity Arrangements – Other Equity Awards” for more information).

(3)	This is an award of Notional Units which vests in five equal installments on each anniversary of the date of grant (October 6, 2006), provided that Mr. Dekker remains employed through the applicable vesting date (See “Equity Arrangements – Other Equity Awards” for more information).

(4)	This is an option to purchase membership units of TJ Chemical, granted pursuant to the TJ Chemical 2004 Option Plan. The Option vests in five equal installments commencing on October 6, 2007. (See “Equity Arrangements – TJ Chemical Holdings LLC 2004 Option Plan” for more information).

(5)	Mr. Dekker’s target bonus was determined by weight-averaging his initial salary and bonus target factor in 2006 with his increased salary and target bonus factor effective as of October 6, 2006.

(6)	Mr. Ott’s employment agreement refers to a target of “up to 50%” of his annual base salary and does not mention a maximum bonus amount. However, the practice has been to apply a maximum similar to that which applies to the other Named Executive Officers of two times the executive’s target bonus.
     Employment Agreements
     We are a party to employment agreements with each of the Named Executive Officers, the material terms of which are described below. During the fourth quarter of 2006, we announced that Mr. Guba was leaving the Company, effective October 6, 2006. We are a party to a separation agreement with Mr. Guba, the material terms of which are described below.
     Each of the employment agreements of Messrs. Gregory, Bradley, Fogarty and Ott have three-year terms with automatic one-year renewals unless either party delivers written notice that the term will not be extended. The employment agreements provide for annual base salaries for Messrs. Gregory, Bradley, Fogarty and Ott in the amount of $450,000, $200,000, $315,000 and $220,000, respectively. In 2005, the Compensation Committee of the Board increased the annual base salary of Mr. Bradley to $225,000. As of

February 14, 2006, the Compensation Committee of the Board approved an additional increase in Mr. Bradley’s annual base salary to $260,000. Pursuant to the employment agreements, Messrs. Gregory, Bradley and Fogarty are eligible to receive annual bonuses with targets equal to 75% in the case of Mr. Gregory, 40% in the case of Mr. Bradley, and 50% in the case of Mr. Fogarty, of their respective annual base salaries and maximum bonuses of up to 150% in the case of Mr. Gregory, 80% in the case of Mr. Bradley, and 100% in the case of Mr. Fogarty, of their respective annual base salaries. As of February 14, 2006, the Compensation Committee of the Board approved an increase in the target bonuses of Messrs. Gregory, Bradley and Fogarty to 100%, 60% and 60% of the executive’s annual base salary, respectively. Pursuant to his employment agreement, Mr. Ott is eligible to receive an annual bonus with a target of up to 50% of his annual base salary.
     The employment agreement for Mr. Dekker has a one-year term, which may be extended for one year upon agreement by both parties. The employment agreement provides for an annual base salary of 200,000 Euros (approximately $266,000 based on the currency exchange rate as determined by his employment agreement) and an annual bonus with a target of 50% of such base salary and a maximum of up to 100% of such base salary. Mr. Dekker also received a Notional Unit award with a current notional value of $150,000 pursuant to his employment agreement.
     On October 26, 2006, the Company entered into a Separation Agreement and General Release and Waiver with Mr. Guba, pursuant to which the terms of his employment with the Company were closed out. The agreement provided Mr. Guba with a lump sum payment of $7,294.91 in satisfaction of all accrued but unused vacation and the continuation of his annual base salary of $300,000 for up to one year. Mr. Guba forfeited all unvested Options, Notional Units and Profits Units and is subject to a customary confidentiality provision and a 12-month non-compete provision.
     For further information regarding these agreements, see “Termination and Change in Control Payments” below.
Equity Arrangements
     TJ Chemical Holdings LLC 2004 Option Plan
     Pursuant to the TJ Chemical 2004 Option Plan (the “Option Plan”), on December 20, 2006, TJ Chemical granted non-qualified options to purchase 375,000 membership units of TJ Chemical to Mr. Dekker, in addition to 250,000 membership units previously granted to Mr. Dekker before he was appointed Chief Financial Officer. (For more information, see “Compensation Discussion & Analysis—Equity Compensation—Options.)
     Other Equity Awards
     Mr. Dekker received 125,000 Profits Units of Management LLC as defined in, and subject to the terms and conditions set forth in, Management LLC’s operating agreement. Each “Profits Unit” represents the right to receive a pro rata portion of the appreciation of the value of the assets of TJ Chemical above a “Threshold Amount” (the value of such assets on the date of grant), as determined pursuant to the operating agreement of TJ Chemical. Generally, pursuant to the applicable grant agreements, 50% of such Profits Units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the Threshold Amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the Profits Units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. If an executive’s employment terminates prior to any applicable vesting date, such executive shall automatically forfeit all rights to any unvested Profits Units.
     Mr. Dekker received 150,000 notional membership units of TJ Chemical (“Notional Units”). The Notional Units will, in turn, grant the same number of membership units in Management LLC. Mr. Dekker’s award will vest 20% over 5 years, provided he remains employed through such date.

     The following table sets forth information regarding outstanding equity awards held by the Company’s Named Executive Officers as of December 31, 2006.
Outstanding Equity Awards at End of Fiscal Year 2006

	Option Awards				Stock Awards
									Equity Incentive
									Plan
								Equity	Awards:
								Incentive	Market or
			Equity					Plan	Payout
			Incentive					Awards:	Value of
	Number	Number of	Plan Awards:				Market	Number of	Unearned
	of	Securities	Number of			Number of	Value of	Unearned	Shares,
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Units or
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Other
	Unexercised	Options	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	(#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	(1)	(#)	($)	Date	(#)	($)(2)	(#)	($)(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George B. Gregory	1,000,000	1,500,000	—	1.00	7/1/2014
	100,000	400,000		1.00	3/1/2015	400,000 (3)	396,000 (3)
						525,000 (4)	519,750 (4)	656,250 (5)
Nicholas G. Dekker	15,000	22,500	—	1.00	1/1/2014
		212,500		1.00	4/1/2016
		375,000		1.00	10/6/2016	150,000 (4)	148,500 (4)	125,000 (5)
David A. Bradley	250,000	375,000	—	1.00	3/8/2014	120,000 (3)	118,800 (3)
	75,000	300,000		1.00	2/1/2015	80,000 (3)	79,200 (3)	125,000 (5)
Kevin M. Fogarty	250,000	1,000,000	—	1.00	6/15/2015	240,000	237,600	300,000 (5)
Richard A. Ott.	400,000	600,000	—	1.00	1/1/2014	—	—	350,000 (5)
Raymond K. Guba(6)	—	—	—	—	—	—	—	—	—

(1)	All options were granted pursuant to the TJ Chemical 2004 Option Plan and relate to the right to purchase membership units in TJ Chemical. All options vest in 20% annual increments from the date of grant. The date of grant for Options granted to Mr. Gregory is June 1, 2004 with respect to 2,500,000 Options and March 1, 2005 with respect to 500,000 Options; for Mr. Dekker is January 1, 2004 with respect to 37,500 Options, April 1, 2006 with respect to 212,500 Options and October 6, 2006 with respect to 375,000 Options; for Mr. Bradley is March 8, 2004 with respect to 625,000 Options and February 1, 2005 with respect to 375,000 Options; for Mr. Fogarty is June 15, 2005 and for Mr. Ott is January 1, 2004. Additionally, in the event that within the two-year period following a change in control, the option holder’s services are terminated without cause or for good reason, the unvested portion of the option shall become immediately vested. Once vested, options remain exercisable until the earlier of (a) termination of services for cause, (b) 90 days after termination of services for any reason other than cause, death or disability, (c) one year after termination of services by reason of death or disability, or (d) the tenth anniversary of the date of grant. Options are not assignable or transferable other than by will or by the laws of descent and distribution, except that the option holder may request authorization to assign the option to a trust or custodianship, the beneficiaries of which may include only the option holder, the option holder’s spouse or lineal descendants.

(2)	There is no established public market for membership units of TJ Chemical. The Company engaged an independent valuation and financial consultant, Corporate Valuation Advisors, Inc., to perform a valuation of the total equity of TJ Chemical Holdings LLC in January 2006 and again in January of 2007. In valuing the equity of TJ Chemical, the consultant relied upon our historical financial statements. In valuing the total equity of TJ Chemical, the consultant utilized the Market Approach. The Market Approach is a valuation technique in which estimated market value is based on market prices in actual transactions. The market approach compared the Company with similar companies that are publicly traded. The technique consists of collecting selling prices for comparable assets. After studying the selling prices, value adjustments are made for comparability differences. This process is essentially one of comparison and correlation. In applying the Market Approach, market and financial data on publicly traded guideline companies was analyzed and relevant valuation multiples were formulated. The consultant considered the outlook of the economy and the current market for publicly traded guideline companies engaged in the same industry or an industry similar in which we compete. The fair value of a membership unit was estimated at $0.99 as of December 31, 2006. A similar valuation was calculated to value the membership units as of December 31, 2006 and yielded the estimation of the value of a membership unit as of such date to be $0.89. Due to the fact that TJ Chemical’s assets consist solely of the assets of Management LLC and its subsidiaries, the Company has concluded that it is reasonable to assume that membership units of Management LLC have the same value as membership units of TJ Chemical on any given date.

(3)	These are awards of Restricted Units. (See “Equity Arrangements – Other Equity Awards” for more information.)

(4)	These are awards of Notional Units. (See “Equity Arrangements – Other Equity Awards” for more information.)

(5)	Profits Units vest 50 percent if the assets of TJ Chemical double and an additional 50 percent if such assets triple in value from the date of grant of the Profits Units (the “Threshold Amount”), or 100 percent upon a change in control. Due to the complexity of the calculations involved in determining how the assets above the Threshold Amount for each Profits Unit would be allocated among all holders of Profits Units (especially as Threshold Amounts may vary from award to award) and due to the fact that the value of TJ chemical’s assets has not increased significantly since the initial grant of Profits Units, the Company believes that the Profits Units have no discernable market value as of December 31, 2006.

(6)	In connection with his termination of employment on October 6, 2006, Mr. Guba forfeited his unvested option to purchase 1,000,000 membership units which had an exercise price of $1.00 per membership unit. Mr. Guba did not possess any vested options on the date of his termination of employment. Mr. Guba also forfeited 300,000 Profits Units and 150,000 Notional Units in connection with his termination of employment.

     The following table sets forth information regarding equity awards held by the Company’s Named Executive Officers exercised or vested during fiscal year 2006.
Option Exercises and Stock Vested in Fiscal Year 2006

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(3)
(a)	(b)	(c)	(d)	(e)
George B. Gregory	—	—	—	—
Nicholas G. Dekker	—	—	—	—
David A. Bradley	—	—	20,000 (1)	17,800
			40,000 (2)	35,600
Kevin M. Fogarty	—	—	—	—
Richard A. Ott	—	—	—	—
Raymond K. Guba	—	—	—	—

(1)	This relates to an award of Restricted Units granted on March 8, 2004. The award vests 20% on each of the first five anniversaries of the grant date, assuming Mr. Bradley is still employed as of each such date.

(2)	This relates to an award of Restricted Units granted on February 1, 2005. The award vests 20% on each of the first five anniversaries of the grant date, assuming Mr. Bradley is still employed as of each such date.

(3)	Membership units were valued at $.89 per unit on each of the vesting dates for Mr. Bradley in fiscal 2006. See footnote 2 to the Outstanding Equity Awards at End of Fiscal Year 2006 Table for more information on the valuation of membership units.

     The following table sets forth information regarding participation of the Company’s Named Executive Officers in the Company’s pension plans.
Pension Benefits in Fiscal Year 2006

		Number of Years Credited	Present Value of	Payments during Last Fiscal
Name	Plan Name	Service (#)	Accumulated Benefit ($)	Year ($)
(a)	(b)	(c)	(d)	(e)
George B. Gregory	Pension Plan	1.51	12,624.39	0
	Pension Benefit Restoration Plan	1.51	15,905.23	0
Nicholas G. Dekker				0
David A. Bradley	Pension Plan	1.76	9,101.60	0
	Pension Benefit Restoration Plan	1.76	240.31	0
Kevin M. Fogarty	Pension Plan	.60	4,315.82	0
	Pension Benefit Restoration Plan	.60	1,887.42	0
Richard A. Ott	Pension Plan	31.26	750,558.44	0
	Pension Benefit Restoration Plan	31.26	156,271.19	0
Raymond K. Guba (1)	Pension Plan	N/A	N/A	N/A
	Pension Benefit Restoration Plan	N/A	N/A	N/A

(1)	In connection with his termination of employment, Mr. Guba was never eligible to participate in the Pension Plan.

Pension Plan
     Kraton maintains a noncontributory defined benefit pension plan (the “Pension Plan”) that covers its U.S. eligible employees, including the Named Executive Officers (other than Mr. Dekker), former employees and retirees. See Note 7(a) in Notes to the Consolidated Financial Statements-December 31, 2006. Kraton makes contributions on behalf of its eligible employees to the Pension Plan. Employees do not make contributions to the Pension Plan. The Pension Plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). Note that employees hired on or after October 15, 2005 are not eligible to participate in the Pension Plan. (For more information see Compensation Discussion and Analysis—Components of Post-Employment Compensation—U.S. Defined Benefit Pension Plan.)
Benefit Restoration Plan
     Certain employees, including the Named Executive Officers, are eligible to participate in a non-qualified defined benefit plan (the “Pension Benefit Restoration Plan”) which is intended to restore certain benefits under the Pension Plan which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans.
     The following table sets forth information regarding nonqualified deferred compensation plan accounts of the Company’s Named Executive Officers with respect to fiscal year 2006.
Nonqualified Deferred Compensation During Fiscal Year 2006

		Executive	Registrant	Aggregate	Aggregate
		Contributions in	Contributions in	Earnings in Last	Withdrawals and
		Last FY	Last FY	FY	Distributions in	Aggregate Balance
Name		($)	($)	($)	Last FY ($)	at Last FYE
(a)	Plan	(b)	(c)(4)	(d)(3)	(f)	(g)
George B. Gregory	Deferred Compensation and Restoration Plan	23,625	43,709	7,501	0	74,835
Nicholas G. Dekker(1)
David A. Bradley	Deferred Compensation and Restoration Plan	13,388	19,631	3,390	0	36,409
Kevin M. Fogarty	Deferred Compensation and Restoration Plan	16,406	15,538	1,008	0	32,952
Richard A. Ott	Deferred Compensation and Restoration Plan	8,100	16,278	2,432	0	29,326
Raymond K. Guba(2)	Deferred Compensation and Restoration Plan	1,373	0	142	0	1,515

(1)	Mr. Dekker did not participate in the Deferred Compensation and Restoration Plan in Fiscal Year 2006.

(2)	The balance of Mr. Guba’s account will be distributed to him, as soon as administratively possible, in connection with his termination of employment.

(3)	Participants in the Deferred Compensation and Restoration Plan direct the investment of their account balance in the plan in the same manner that they direct their account in the Company’s Savings Plan. In 2006, the Named Executive Officers invested in the following funds with the following annual rates of return: Fidelity Diversified International (22.52%); Fidelity Freedom Income Fund (6.37%); Baron Growth (15.5%); Fidelity Fund (13.67%); Spartan U.S. Equity Index (15.72%); Fidelity Freedom 2025 (11.84%); Fidelity International Real Estate (42.87%); DWS Global Opps S (22.01%); Mutual Discovery A (23.02%); Fidelity Leveraged Co. Stock (17.57%); Diversified International (22.52%); Fidelity Emerging Markets (33.39%).

(4)	Amounts in this column are included in the “All Other Compensation” column of the Summary Compensation Table.

     The Deferred Compensation and Restoration Plan is intended to restore certain benefits under the Savings Plan which would otherwise be lost due to restrictions imposed by the Internal Revenue Code. Prior to the commencement of each plan year, participants make elections to defer a portion of their compensation under both the Savings Plan and the Deferred Compensation and Restoration Plan. Participant and Company contributions are made to the Savings Plan until the maximum amount permitted by law has been contributed to such plan, after which contributions are made to the Deferred Compensation and Restoration Plan.
     Executive Deferred Compensation Plan
     Under the Executive Deferred Compensation Plan adopted on May 30, 2006, certain employees are permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees are credited with a notional number of membership units of the Company based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control, as defined in the plan. We reserved 2 million membership units for issuance pursuant to the Executive Deferred Compensation Plan, and as of December 31, 2006, there were no granted or outstanding membership units.
     With respect to the 2006 bonus amounts, the elections of the Named Executive Officers were as follows: Mr. Gregory (lower of $100,000 or 50% of annual incentive compensation) deferred $100,000; Mr. Dekker (50% of annual incentive compensation) deferred $25,000; Mr. Bradley (lower of $150,000 or 50% of annual incentive compensation) deferred $75,000; Mr. Fogarty (lower of $200,000 or 50% of annual incentive compensation) deferred $75,000; and Mr. Ott (lower of $50,000 or 25% of annual incentive compensation) deferred $22,500. Mr. Guba was not eligible for a 2006 annual incentive bonus due to his termination of employment.
TERMINATION AND CHANGE IN CONTROL PAYMENTS
     The following tables set forth the estimated value of payments and benefits that the Company’s Named Executive Officers would be entitled to receive assuming certain terminations of employment and/or assuming a change in control of the Company, in each case occurring on December 31, 2006. Complete descriptions of employment agreements immediately follow these tables. With the exception of Mr. Dekker, the information in the tables relates to arrangements as in effect on December 31, 2006 and do not include the effect of any amendment to such agreements in 2007. Valuations of equity subject to accelerated vesting are made assuming the value of a membership unit is $0.99. As the exercise price for all Options granted is $1.00 per membership unit, the acceleration of an Option as of December 31, 2006 would have $0 value to the executive.
George B. Gregory

		Cash-Out Value of
		Equity-Based Awards that
		Vest as a Result of a	Value of Benefit
Triggering Event	Severance Payment	Triggering Event	Continuation
Termination of Employment
Prior to a change in control without Cause; or pursuant to Kraton’s election not to extend the term, or for Good Reason	$675,000	$0	$22,588
Following a change in control without Cause; or pursuant to Kraton’s election not to extend the term, or for Good Reason	$675,000	$396,000 (Restricted Units) $519,750 (Notional Units)	$22,588
		$0 (1,900,000 Options)
Disability	$400,000(1)	$0	$0
Death	$400,000(1)	$0	$0
Voluntary Termination	$0	$0	$0
Change in Control	$0	$0 (656,250 profits units)	$0

Nicholas G. Dekker *

		Cash-Out Value of
		Equity-Based Awards that
		Vest as a Result of a	Value of Benefit
Triggering Event	Severance Payment	Triggering Event	Continuation
Termination of Employment
Prior to a change in control without Cause; or for Good Reason or following the expiration of the Term and Kraton’s failure to offer a Position	$266,000	$0	$0
Following a change in control without Cause; or for Good Reason or following the expiration of the Term and Kraton’s failure to offer a Position	$266,000	$148,500 (Notional Units) $0 (610,000 Options)	$0
Disability	$50,000(1)	$0	$0
Death	$50,000(1)	$0	$0
Voluntary Termination	$0	$0	$0
Change in Control	$0	$0 (125,000 profits units)	$0

*	The information for Mr. Dekker is calculated assuming his employment agreement, described below, was in effect as of December 31, 2006.
David A. Bradley

		Cash-Out Value of
		Equity-Based Awards that
		Vest as a Result of a	Value of Benefit
Triggering Event	Severance Payment	Triggering Event	Continuation
Termination of Employment
Prior to a change in control without Cause; or pursuant to Kraton’s election not to extend the term, or for Good Reason	$130,000-260,000	$0	$15,059
Following a change in control without Cause; or pursuant to Kraton’s election not to extend the term, or for Good Reason	$130,000-260,000	$198,000 (Restricted Units) $0 (675,000 Options)	$15,059
Disability	$150,000(1)	$0	$0
Death	$150,000(1)	$0	$0
Voluntary Termination	$0	$0	$0
Change in Control	$0	$0 (125,000 profits units)	$0
Kevin M. Fogarty

		Cash-Out Value of
		Equity-Based Awards that
		Vest as a Result of a	Value of Benefit
Triggering Event	Severance Payment	Triggering Event	Continuation
Termination of Employment
Prior to a change in control without Cause; or pursuant to Kraton’s election not to extend the term, or for Good Reason	$157,500-315,000	$0	$15,059
Following a change in control without Cause; or pursuant to Kraton’s election not to extend the term, or for Good Reason	$157,500-315,000	$237,600 (Notional Units) $0 (1,000,000 Options)]	$15,059
Disability	$150,000(1)	$0	$0
Death	$150,000(1)	$0	$0
Voluntary Termination	$0	$0	$0
Change in Control	$0	$0 (300,000 profits units)	$0

Richard A. Ott

		Cash-Out Value of
		Equity-Based Awards that
		vest as a result of a	Value of Benefit
Triggering Event	Severance Payment	Triggering Event	Continuation
Termination of Employment
Prior to a change in control without Cause; or pursuant to Kraton’s election not to extend the term, or for Good Reason	$110,000-220,000	$0	$16,886
Following a change in control without Cause; or pursuant to Kraton’s election not to extend the term, or for Good Reason	$110,000-220,000	$0 (600,000 Options)	$16,886
Disability	$90,000(1)	$0	$0
Death	$90,000(1)	$0	$0
Voluntary Termination	$0	$0	$0
Change in Control	$0	$0 (350,000 profits units)	$0

(1)	Disability and Death Severance Payments are pro-rated through the date of termination of employment; the tables assume a December 31, 2006 termination, therefore, the Named Executive Officer would be entitled to receive the entire bonus amount earned in fiscal year 2006 as if his employment continued.
Employment Agreements, Termination of Employment Arrangements
     Generally, with respect to Messrs. Bradley, Fogarty and Ott, if the executive’s employment is terminated by us without cause or by the executive for good reason (as each term is defined in the applicable employment agreement), the executive will be entitled to, subject to execution of a general release and waiver, (1) a continuation of annual base salary for the 12-month period following the termination of employment, provided that if during such 12-month salary continuation period such executive begins to provide services to another person or entity and such services are expected to continue for more than 30 days, then the period of such salary continuation shall be reduced to the later of (a) six months following the termination of employment or (b) the date such executive commences such services and (2) medical benefits for the executive and his eligible dependents during such salary continuation period. Prior to an amendment in 2006 to the agreements with Mr. Bradley, he would only have been eligible to receive base salary and medical benefits for six months following a termination of employment. In the event that Mr. Gregory’s employment is terminated without cause or by Mr. Gregory for good reason (as each term is defined in his employment agreement), Mr. Gregory will be entitled to, subject to his execution of a general release and waiver, (1) a continuation of his annual base salary for the 18-month period following the termination of employment and (2) medical benefits for himself and his eligible dependents during such salary continuation period. Notwithstanding the foregoing, if the employment of one of the executives is terminated without “cause” following our election not to extend the employment term, such executive will be entitled to, subject to his execution of a general release and waiver, continuation of his annual base salary (and in the case of Mr. Gregory, continuation of medical benefits) for the salary continuation period described above. As a result of amendments to Mr. Gregory’s employment agreement in 2007, in the event such termination occurs within the one year immediately following a change in control of the Company, in addition to the salary and benefit continuation, Mr. Gregory would be entitled to receive the sum of (a) 1.5 his target annual bonus and (b) a pro rata portion of the annual bonus he would have earned in the year of termination had his employment not terminated. As a result of amendments to the employment agreements in 2007 for the other Named Executive Officers, in the event such termination occurs within one year immediately following a change in control of the Company, the individual would be entitled to receive 12 months of salary and benefit continuation. In addition, the Named Executive Officer would be entitled to receive the sum of (a) his target annual bonus and (b) a pro rata portion of the annual bonus he would have earned in the year of termination had his employment not terminated.
     On April 9, 2007, the Company entered into an employment agreement with Mr. Dekker (in the form of a “U.S. Contract” between the Company and Mr. Dekker and the “Tripartite Agreement” among the Company, Mr. Dekker and Kraton Polymers France) which provides that in the event Mr. Dekker’s employment is terminated: (1) due to the expiration of the employment term; (2) by the Company without cause; or (3) by Mr. Dekker for good reason, the Company must: (A) offer Mr. Dekker a new position corresponding to his qualifications as of the date of termination within France; or (B) pay Mr. Dekker a lump sum equal to 12 months of his annual base salary. In addition, if a termination without cause or for good reason occurs during the one-year period immediately following a change in control, he shall also receive the sum of: (a) his annual target bonus; and (b) a pro rata portion of the annual bonus he would have received had his employment not terminated.
     Generally, the employment agreements define “Cause” to mean: (A) the executive’s continued failure substantially to perform the executive’s duties, provided that Kraton cannot terminate the executive’s employment for Cause because of dissatisfaction with the quality of services provided by or disagreement with the actions taken by him or her in the good faith performance of his or her duties to Kraton; (B) failure to maintain his principal residence in the same metropolitan area as Kraton’s principal headquarters, or elsewhere as mutually agreed; (C) theft or embezzlement of Company property; (D) executive’s conviction of or plea of guilty or no contest to (x) a felony or (y) a crime involving moral turpitude; (E) the executive’s willful malfeasance or willful misconduct in connection with his or her duties under the employment agreement or any act or omission which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries or affiliates; or (F) the executive’s breach of the restrictive covenants in the employment agreement.
     Generally, the employment agreements define “Good Reason” to mean (A) the failure of the Company to pay the executive’s Base Salary or Annual Bonus (if any) when due; (B) a reduction in the executive’s Base Salary, the Target Annual Bonus opportunity, or Employee Benefits other than an across-the-board reduction; (C) a relocation of the executive’s primary work location more than 50 miles from Houston, TX, without written consent; or (D) a material reduction in the executive’s duties and responsibilities, provided that none of these events shall constitute Good Reason unless the Company fails to cure such event within 30 days after receipt from the executive of written notice and provided further that “Good Reason” shall cease to exist for an event on the 60th day following the later of its occurrence or the executive’s knowledge thereof, unless the executive has given Kraton written notice thereof prior to such date.
     Each of the employment agreements includes customary restrictive covenants, including non-competition and non-solicitation provisions for a period of 18 months for Mr. Gregory and a period of 12 months for all other named executive officers and confidentiality provisions.
     On October 26, 2006, the Company entered into a Separation Agreement and General Release and waiver with Raymond K. Guba, pursuant to which the terms of his employment with the Company were closed out. The agreement provided Mr. Guba with a lump sum payment of $7,294.91 in satisfaction of all accrued but unused vacation and the continuation of his annual base salary of $300,000 for up to one year. Mr. Guba forfeited all unvested Options, Notional Units and Profits Units and is subject to customary confidentiality and one-year non-compete provisions.
Equity Arrangements
     Options
     On a termination of a participant’s employment (other than without cause or by the participant for good reason within the two-year period immediately following a change in control), unvested options automatically expire and vested options expire on the earlier of: (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) one-year after the date employment is terminated by reason of death or disability; or (4) the tenth anniversary of the grant date for such option.
     Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights and for the 180-day period following the later of a termination of employment and six months and one-day following the date that units were acquired pursuant to the exercise of the option, TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical.
     Notional Units
     Messrs. Gregory, Dekker and Fogarty have each been granted awards of Notional Units of TJ Chemical with a value of $875,000, $150,000 and $300,000, respectively, on the date of grant, based on the value of membership units of TJ Chemical, as determined by the Board of Directors. Each “Notional Unit” is the equivalent of one notional membership unit of TJ Chemical. Messrs. Gregory, Dekker and Fogarty do not have any beneficial ownership in the membership units underlying the Notional Units, and the grant of Notional Units represents an unsecured promise to deliver membership units of TJ Chemical (either directly or through membership units of Kraton Management LLC) on a future date. Twenty percent of each executive’s Notional Units vest on each anniversary of the grant date, provided that the executive remains employed through the applicable vesting date. Except as provided in the next succeeding sentence, upon termination of the executive’s employment for any reason, all unvested Notional Units shall immediately and automatically be forfeited. If the executive’s employment is terminated without cause or for good reason during the two-year period immediately following a change in control, all unvested Notional Units shall become immediately vested. Distribution of membership units representing the portion of vested Notional Units shall occur as soon as practicable after the earlier of a change in control or termination of the executive’s employment, provided that following a change in control, unvested Notional Units shall remain outstanding and continue to vest as provided above until his employment terminates. In addition, pursuant to their participation in the Executive Deferred Compensation Plan (as described above), Messrs. Gregory, Dekker, Bradley, Fogarty and

Ott hold 101,010, 25,253, 75,758, 75,758, and 22,727 Notional Units, respectively, in their plan accounts as of March 15, 2007. All such units are 100% vested and subject to the terms of the plan.
     Profits Units
     Messrs. Gregory, Dekker, Bradley, Fogarty and Ott have been granted 875,000, 125,000, 125,000, 300,000 and 350,000 Profits Units, respectively, as defined in, and subject to the terms and conditions set forth in, Kraton Management LLC’s operating agreement. In fiscal year 2005, Mr. Gregory agreed to forfeit 218,750 Profits Units in exchange for an award of Restricted Units, as well as other consideration. He now holds 656,250 Profits Units. Each “Profits Unit” represents the right to receive a pro rata portion of the appreciation of the value of the assets of TJ Chemical above a “Threshold Amount” (the value of such assets on the date of grant), as determined pursuant to the operating agreement of Chemical Holdings. Generally, pursuant to the applicable grant agreements, 50% of such Profits Units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the Profits Units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. In the case of Messrs. Gregory and Fogarty, if at the time TJ Chemical makes a determination as to whether Messrs. Gregory and Fogarty are entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. If an executive’s employment terminates prior to any applicable vesting date, such executive shall automatically forfeit all rights to any unvested Profits Units.
     Restricted Units
     Messrs. Gregory and Bradley have been granted 400,000 and 300,000 restricted shares on membership units of TJ Chemical (“Restricted Units”), respectively. The Restricted Units will, in turn, grant the same number of membership units in Kraton Management LLC. 200,000 of Mr. Bradley’s Restricted Units vest 20% on the first five anniversaries of his employment commencement date (April 1, 2004) and the remainder vest 20% on each of the first five anniversaries of the grant date (February 1, 2005), provided he remains employed through the applicable vesting date. Mr. Gregory’s award vests 50% on February 1, 2008 and 50% on February 1, 2009, provided he remains employed through such date.

     The following table sets forth certain information regarding the compensation of the Company’s directors.
Director Compensation During Fiscal Year 2006

	Fees Earned or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Total
Name	($)	($)	($)(1)(2)	($)	($)
(a)	(b)	(c)	(d)	(g)	(h)
Richard Boyce

Kelvin Davis

Michael MacDougall

Timothy Walsh

John Breckenridge

Nathan Wright

Stephan Oppenheimer

Steven J. Demetriou	$25,000		$9,926		$34,926

James R. Ball	$40,000		$9,926		$49,926

(1)	Amounts set forth in the Option Awards column represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2006 by the Company with respect to option awards in accordance with SFAS No. 123R (disregarding the estimate of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2006 may be found in Note (2) in the Company’s consolidated financial statements and accompanying footnotes. A discussion of the assumptions used in this valuation with respect to awards made in fiscal years prior to fiscal year 2006 may be found in the corresponding sections of the Company’s consolidated financial statements and accompanying footnotes for the fiscal year in which the award was made.

(2)	As of December 31, 2006, Messrs. Demetriou and Ball each held an aggregate of 75,000 Options. All Options vest 50% on the first and second anniversaries of the grant date. Directors do not receive stock awards from the Company.
     Directors who are employees or representatives of Texas Pacific Group or serving at the request of JPMP Capital Corp. or its affiliates do not receive any compensation for their services. Mr. Demetriou and Mr. Ball each received an annual director fee of $25,000, paid quarterly. Mr. Ball served as the Chairman of the Audit Committees for each Board for calendar year 2006 and received an additional annual fee of $15,000 for these services and he will receive $15,000 in 2007. In addition, they were granted on December 1, 2004, on December 1, 2005, on December 1, 2006 and will be granted on each December 1 thereafter while a director of Kraton, 25,000 options to purchase membership units of Kraton Management LLC, which holds equity interests in TJ Chemical, the owner of 100% of the equity interests of Polymer Holdings, with an exercise price equal to the fair value of TJ Chemical membership units on the grant date. These options will vest 50% per year on each of the first two anniversaries of the grant date while a director.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     There are no Compensation Committee interlocks or issues of insider participation.
COMPENSATION COMMITTEE REPORT1
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by the Securities Exchange Act of 1934 with management and, based on the Committee’s review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Kraton Compensation Committee

Timothy Walsh, Chairman
Kelvin Davis
Nathan Wright
John Breckenridge

[1]	The material in this report is not “solicitation material,” is not deemed filed with the Commission, and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     We are a wholly owned subsidiary of Polymer Holdings, which has no material assets or liabilities other than its equity interest in us. Polymer Holdings is a wholly owned subsidiary of TJ Holdings LLC which has no material assets or liabilities other than its equity interest in Polymer Holdings. In connection with the consummation of the acquisition, Chemical Holdings acquired from Polymer Holdings an option to purchase all of its outstanding equity interests in Kraton free and clear of all liens, claims and encumbrances other than those created by us in connection with our senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the acquisition (December 23, 2010), for a purchase price in cash equal to $400 million on or prior to the first anniversary of the acquisition, $405 million thereafter but on or prior to the second anniversary of the acquisition, $281 million thereafter but on or prior to the third anniversary of the acquisition, $286 million thereafter but on or prior to the fourth anniversary of the acquisition, $771 million thereafter but on or prior to the fifth anniversary of the acquisition, $1.071 billion thereafter but on or prior to the sixth anniversary of the acquisition and $1.371 billion thereafter until the option expires. The purchase price shall be adjusted under certain circumstances, to take into account contributions made by Polymer Holdings to Kraton or any material distributions made by Kraton to Polymer Holdings.
     The following table sets forth information regarding the beneficial ownership of Polymer Holding’s equity interests as of December 31, 2006, for each person who is known to us to be a beneficial owner of 5% or more of Polymer Holding’s equity interests. All of Polymer Holding’s equity interests are beneficially owned by Chemicals Holdings, which has both voting and non-voting equity interests. The percentages set forth in the following table represent the percentage ownership of the voting and non-voting equity interests of Chemicals Holdings. The remaining 1.2% of the non-voting equity interests of Chemicals Holdings is owned by Kraton Management LLC, the entity through which members of our senior management, other employees and independent directors own equity interests in our company.

				Percentage of
		Percentage of		Non-Voting
	Common	Voting Equity		Equity
Name and Address of Beneficial Owner	Units	Interests		Interests
TPG Advisors III, Inc. 301 Commerce Street, Suite 3300 Fort Worth, Texas 76102	6	30.0	%(1)	30.0%

TPG Advisors IV, Inc. 301 Commerce Street, Suite 3300 Fort Worth, Texas 76102	6	30.0	%(1)	29.3%

JPMP Capital Corp. c/o J.P. Morgan Partners, LLC 270 Park Avenue, 39th Floor New York, New York 10017	8	40.0	%(2)	39.5	%(3)

(1)	David Bonderman, James G. Coulter and William S. Price, III are directors, officers and sole shareholders of TPG Advisors III, Inc. (“TPG Advisors III”), which is the general partner of TPG GenPar III, L.P., which in turn is the sole general partner of each of TPG Partners III, L.P. (“Partners III”), TPG Parallel III, L.P. (“Parallel III”), TPG Investors III, L.P. (“Investors III”), FOF Partners III, L.P. (“FOF”) and FOF Partners III-B, L.P. (“FOF B”) and the sole member of TPG GenPar Dutch, L.L.C., which is the general partner of TPG Dutch Parallel III, C.V. (“Dutch Parallel III”). Partners III, Parallel III, Investors III, FOF, FOF B and Dutch Parallel III are the members of TPG III Polymer Holdings LLC, which holds 30% of the voting interests in TJ Chemical Holdings LLC. Mr. Bonderman, Mr. Coulter and Mr. Price are also directors, officers and sole shareholders of TPG Advisors IV, Inc. (“TPG Advisors IV”), which is the general partner of TPG GenPar IV, L.P., which in turn is the sole general partner of TPG Partners IV, L.P. (“Partners IV”). Partners IV is the sole member of TPG IV Polymer Holdings LLC, which holds 30% of the voting interests of Chemical Holdings. TPG Advisors III and TPG Advisors IV may be deemed, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, to beneficially own all of the securities held by TPG III Polymer Holdings LLC and TPG IV Polymer Holdings LLC, respectively. Mr. Bonderman, Mr. Coulter and Mr. Price, by virtue of their positions with TPG Advisors III and TPG Advisors IV may be deemed to be the beneficial owners of the equity securities held by TPG III Polymer Holdings LLC and TPG IV Polymer Holdings LLC. Each of Mr. Bonderman, Mr. Coulter and Mr. Price disclaims beneficial ownership of such securities.

(2)	Includes 22.6%, 5.4%, 0.8%, 2.3%, 0.3%, 0.4%, 0.9%, 0.9%, 6.0% and 0.4% indirectly owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., JPMP Global Fund/Kraton A. L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., JPMP Global Fund/Kraton, L.P., J.P. Morgan Partners

Global Investors (Selldown), L.P., JPMP Selldown Fund/Kraton, L.P., J.P. Morgan Partners Global Investors (Selldown) II, L.P., and J.P. Morgan Partners Global Investors (Selldown) II-B, L.P., respectively. Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore no individual officer of JPMP Capital Corp. is the beneficial owner of the securities. The address for each of these entities is 270 Park Avenue, New York, New York 10020, except that the address of each Cayman Global Fund Entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.

(3)	Includes 22.3%, 5.3%, 0.8%, 2.3%, 0.3%, 0.4%, 0.9%, 0.9%, 5.9% and 0.4% indirectly owned by J.P. Morgan Partners (BHCA), L.P., (“JPMP BHCA”) J.P. Morgan Partners Global Investors, L.P., JPMP Global Fund/Kraton A. L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., JPMP Global Fund/Kraton, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., JPMP Selldown Fund/Kraton, L. P., J.P. Morgan Partners Global Investors (Selldown) II-B, L.P., and J.P. Morgan Partners Global Investors (Selldown) II-B, L.P. (collectively, the “Global Investor Funds”), respectively. The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. (“JPMP MFM”). The general partner of each of the Global Investor Funds is JPMP Global Investors, L.P. (“JPMP Global”). JPMP Capital Corp., a wholly-owned subsidiary of JPMorgan Chase & Co., a publicly traded company, is the general partner of each of JPMP MFM and JPMP Global. Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore no individual officer of JPMP Capital Corp. is the beneficial owner of the securities. The address for each of these entities is 270 Park Avenue, New York, New York 10020, except that the address of each Cayman Global Fund Entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.
     The following table sets forth information regarding the beneficial ownership of our equity interests as of March 15, 2007, for (a) each director, (b) each of the executive officers identified in the Summary Compensation Table set forth under “Executive Compensation,” and (c) all directors and executive officers as a group.

Title of	Name and Address	Percent of Voting		Percent of Non-Voting
Class	of Beneficial Owner	Interests		Interests
Units	Kelvin Davis	60.0	%(1)	59.3	%(1)
Units	Timothy Walsh	—	%(2)	—	%(2)
Units	John Breckenridge	—	%(2)	—	%(2)
Units	Stephan Oppenheimer	—	%(2)	—	%(3)
Units	George B. Gregory	—	%(3)	—	%(3)
Units	Kevin M. Fogarty	—	%(3)	—	%(3)
Units	David A. Bradley	—	%(3)	—	%(3)
Units	Richard A. Ott	—	%(3)	—	%(3)
Units	Joseph J. Waiter	—	%(3)	—	%(3)
Units	All directors and executive officers as a group	60	%(1)(2)(3)	59.3	%(1)(2)(3)

(1)	Includes interests beneficially owned by TPG Advisors III, Inc., and TPG Advisors IV, Inc. Davis is an officer, director and/or equity owner of TPG Advisors III, Inc. and TPG Advisors IV, Inc.

(2)	Mr. Walsh and Mr. Breckenridge are Managing Directors, and Mr. Oppenheimer is a Principal, of CCMP Capital Advisors, LLC (“CCMP Capital”), a private equity firm comprised of the former buyout/growth equity professionals of J.P. Morgan Partners, LLC (“JPMP”) who separated from JPMorgan Chase in August 2006 to form an independent private equity platform. Mr. Walsh, Mr. Breckenridge and Mr. Oppenheimer are serving as directors at the request of JPMP and its affiliates. Mr. Walsh, Mr. Breckenridge and Mr. Oppenheimer each disclaims any beneficial ownership of any shares beneficially owned by JPMP Capital Corp. or its affiliates, except to the extent of their respective pecuniary interest therein, if any.

(3)	Consists of non-voting equity interests of less than 1% in TJ Chemical Holdings LLC owned indirectly by the indicated persons through ownership of interests in Kraton Management LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     TJ Chemical Limited Liability Company Operating Agreement. In connection with the acquisition, TPG III Polymer Holdings LLC, or TPG III Holdings, TPG IV Polymer Holdings LLC, or TPG IV Holdings and J.P. Morgan Partners, LLC (“JPMP”) established TJ Chemical. We refer to TPG III Holdings and TPG IV Holdings together as the TPG Parties. Pursuant to the limited liability company operating agreement of TJ Chemical, each of the TPG Parties received approximately a 30% membership interest in TJ Chemical, and JPMP received approximately a 40% membership interest. In addition, members of our management received equity or profit interests in TJ Chemical in exchange for their equity interests in us.
     Pursuant to the TJ Chemical’s limited liability company operating agreement, initially each of the TPG Parties was entitled to designate or nominate two directors of TJ Chemical and JPMP was entitled to elect four directors of TJ Chemical. The board of directors of Kraton includes the directors of TJ Chemical. The remainder of our board of directors consists of its chief executive officer and three independent directors. Pursuant to TJ Chemical’s limited liability company agreement, one independent director was nominated by each of the TPG Parties and JPMP and the third director was selected jointly by the TPG Parties and JPMP. The number of directors that the TPG Parties or JPMP are entitled to designate or nominate will decrease in the event that their respective ownership percentages decrease below specified percentages. TJ Chemical’s limited liability company agreement requires the approval of both the TPG Parties and JPMP for certain fundamental matters with respect to Kraton and places certain restrictions on the transfer of their interests in TJ Chemical. Each party also has the right to participate in certain dispositions by the other parties and can be required to participate on the same terms in any sale by the other parties that sell in excess of a specified percentage of their original interests.
     TJ Chemical’s Option. In connection with the consummation of the acquisition, TJ Chemical acquired from Polymer Holdings an option to purchase all of our outstanding equity interests in Kraton free and clear of all liens, claims and encumbrances other than those created by Polymer Holdings in connection with our senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the acquisition (December 23, 2010), for a purchase price in cash, referred to as the Call Option Price, equal to $400 million on or prior to the first anniversary of the acquisition, $405 million thereafter but on or prior to the second anniversary of the acquisition, $410 million thereafter but on or prior to the third anniversary of the acquisition, $415 million thereafter but on or prior to the fourth anniversary of the acquisition, $900 million thereafter but on or prior to the fifth anniversary of the acquisition, $1.2 billion thereafter but on or prior to the sixth anniversary of the acquisition and $1.5 billion thereafter until the option expires. The Call Option Price shall be adjusted under certain circumstances, to take into account contributions made by us to Kraton or any material distributions made by Kraton to us.
     Registration Rights Agreement. TJ Chemical also entered into a registration rights agreement with the TPG Parties and JPMP. Pursuant to this agreement, the TPG Parties and JPMP can cause TJ Chemical to register their interests in TJ Chemical under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The TPG Parties and JPMP are also entitled to participate on a pro rata basis in any registration of the equity interests of TJ Chemical under the Securities Act.
     Pursuant to the TJ Chemical’s limited liability company operating agreement, in the event there is a registered public offering of either our or Polymer Holdings’ equity securities, the TPG Parties and JPMP will require either us or Polymer Holdings, as applicable, to enter into a registration rights agreement providing the TPG Parties and JPMP the same registration rights as described in the previous paragraph with respect to either our or Polymer Holdings’ equity securities, as applicable.
     Management Services Agreement. Upon the consummation of the acquisition, we paid a transaction fee to the general partner of TPG Partners III, L.P. in the amount of $4.0 million, to the general partner of TPG Partners IV, L.P. in the amount of approximately $4.0 million and to JPMP in the amount of $2.5 million. In addition, in connection with the acquisition, we entered into a management services agreement with these parties. Under the management agreement, in exchange for consulting and management advisory services provided to us, a management fee of $0.5 million per quarter will be paid that will be divided among these parties in accordance with the respective ownership percentages in TJ Chemical held by the relevant funds for the first four payments and, thereafter, in accordance with the respective contributions with respect to such services of the relevant funds. This management fee will be subordinated to Kraton’s 8.125% Notes in the event of a bankruptcy of the company.

     Related Transactions. We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber (“TR”), which is a wholly or predominantly composed of a block co-polymer comprising styrene blocks with butadiene and / or isoprene polymer blocks. KJE produces TR for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the TR produced by KJE. During the years ended December 31, 2006, 2005 and 2004 Kraton made sales of TR on behalf of KJE of approximately $33.4 million, $37.0 million and $39.5 million, respectively. From time to time, KJE will purchase TR products from Kraton. During the years ended December 31, 2006, 2005 and 2004 we had sales of our products to KJE of approximately $1.1 million, $2.3 million and $3.8 million, respectively.
Director Independence
     Although we would be exempt from certain independence requirements, if we were a listed issuer whose securities were traded on NASDAQ and subject to such requirements, we would be required to have an audit committee comprised of at least three members, all of whom are independent and meet certain other requirements. The Audit Committee currently consists of Messrs. Ball, Oppenheimer, Breckenridge and MacDougall. Of the members of the Audit Committee only Mr. Ball is an independent director as defined under the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth the fees billed to us and our predecessor by our independent auditors, KPMG LLP:

	2006	2005
	(In Thousands)
Audit fees	$985	$802
Audit-related fees	254	427
Tax fees	243	325
Other fees	—	—

Total fees	$1,482	$1,554

     Audit fees are the fees billed by KPMG LLP in connection with the audit of our consolidated financial statements.
     Audit-related fees are the fees billed by KPMG LLP for work related to registration statement filings and statutory audits of our subsidiary financial statements.
     Tax fees are the fees billed by KPMG LLP for tax compliance services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
     The following financial statements are included in Item 8:
(i)	Report of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2006 and 2005

(iii)	Consolidated Statements of Operations—years ended December 31, 2006, 2005 and 2004

(iv)	Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)—years ended December 31, 2006, 2005 and 2004

(v)	Consolidated Statements of Cash Flows—years ended December 31, 2006, 2005 and 2004

(vi)	Notes to consolidated financial statements
     2. Exhibits
     The exhibits listed on the accompanying Exhibit Index are filed as part of this report and are on file with us.
(b) Exhibits
     See Item 15(a) 2 above.
(c) Financial Statement Schedules
     See Schedule II.

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 11, 2007

Kraton Polymers LLC
By:	/s/ George B. Gregory
Chief Executive Officer

     This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2007.

Signature	Title

/s/ George B. Gregory	Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Nicholas G. Dekker	Chief Financial Officer and Vice President and (Principal Financial Officer)

/s/ Kelvin Davis	Chairman of the Board of Directors

/s/ Michael MacDougall	Director

/s/ Timothy Walsh	Director

/s/ John Breckenridge	Director

/s/ Nathan Wright	Director

/s/ Stephan Oppenheimer	Director

/s/ Steven J. Demetriou	Director

/s/ James R. Ball	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Kraton Polymers LLC:
     We have audited the accompanying consolidated balance sheets of Kraton Polymers LLC as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Polymers LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in notes 2 and 7 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation plans as of January 1, 2006, and its method of accounting for defined benefit and other post retirement plans as of December 31, 2006.
/s/ KPMG LLP
Houston, Texas
April 10, 2007

Kraton Polymers LLC
Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands of U.S. dollars)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$43,601	$100,934
Receivables, net of allowances of $2,157 and $1,013	135,937	107,586
Inventories of products, net	256,785	192,595
Inventories of materials and supplies, net	10,903	9,336
Other current assets	13,308	23,511
Deferred income taxes	1,931	1,953

Total current assets	462,465	435,915
Property, plant and equipment, less accumulated depreciation	403,743	394,192
Identifiable intangible assets, less accumulated amortization	86,631	101,848
Investment in unconsolidated joint venture	9,376	10,542
Deferred financing costs	13,038	12,711
Other long-term assets	13,900	9,605

Total assets	$989,153	$964,813

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$30,570
Accounts payable-trade	68,940	64,345
Other payables and accruals	53,130	48,758
Due to related parties	9,351	13,119
Insurance note payable	739	—

Total current liabilities	136,010	156,792
Long-term debt, net of current portion	578,263	432,093
Deferred income taxes	40,107	34,010
Long-term liabilities	35,032	29,713

Total liabilities	789,412	652,608

Commitments and contingencies (note 8)
Member’s equity:
Common equity	184,111	314,897
Accumulated other comprehensive income (loss)	15,630	(2,692)

Total member’s equity	199,741	312,205

Total liabilities and member’s equity	$989,153	$964,813

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Operations
for the Years ended December 31, 2006, 2005 and 2004
(In thousands of U.S. dollars)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Sales	$1,015,766	$952,921	$791,226
Other	32,355	22,670	16,160

Total revenues	1,048,121	975,591	807,386

Costs and expenses:
Cost of goods sold	843,726	766,012	692,968

Gross profit	204,395	209,579	114,418
Research and development expenses	24,598	26,152	23,178
Selling, general and administrative expenses	73,776	72,731	64,903
Depreciation and amortization of identifiable intangibles	43,574	44,090	42,630
Earnings in unconsolidated joint venture	(168)	(1,516)	(462)
Interest, net	40,547	33,943	38,963

Income (loss) before income taxes	22,068	34,179	(54,794)
Income tax (provision) benefit	(25,626)	(11,519)	18,973

Net (loss) income	$(3,558)	$22,660	$(35,821)

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)
for the Years ended December 31, 2006, 2005 and 2004
(In thousands of U.S. dollars)

		Accumulated
		Other
	Common	Comprehensive
	Equity	Income (Loss)	Total
Balance, December 31, 2003	$237,461	$1,364	$238,825
Capital contributions from parent	90,063	—	90,063
Comprehensive income (loss):
Net loss-2004	(35,821)	—	(35,821)
Other comprehensive income (loss):
Foreign currency adjustments	—	19,596	19,596
Unrealized gain on interest rate swaps, net of tax	—	1,030	1,030

Total comprehensive loss			(15,195)

Balance, December 31, 2004	291,703	21,990	313,693
Comprehensive income (loss):
Net income-2005	22,660	—	22,660
Other comprehensive income (loss):
Foreign currency adjustments	—	(26,539)	(26,539)
Unrealized gain on interest rate swaps, net of tax	—	1,857	1,857

Total comprehensive loss	—	—	(2,022)
Non-cash compensation related to equity awards	534	—	534

Balance, December 31, 2005	314,897	(2,692)	312,205
Comprehensive income (loss):
Net loss - 2006	(3,558)	—	(3,558)
Other comprehensive income (loss):
Foreign currency adjustments	—	20,468	20,468
Unrealized (loss) on interest rate swaps, net of tax	—	(951)	(951)

Total comprehensive income			15,959
Cash distribution to parent	(129,533)	—	(129,533)
Adoption of SFAS 158 net of deferred tax benefit of $730	—	(1,195)	(1,195)
Non-cash compensation related to equity awards	2,305	—	2,305

Balance, December 31, 2006	$184,111	$15,630	$199,741

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
for the Years ended December 31, 2006, 2005 and 2004
(In thousands of U.S. dollars)

	Year Ended December 31,
	2006	2005	2004
Cash flows provided by (used in) operating activities:
Net (loss) income	$(3,558)	$22,660	$(35,821)
Adjustments to reconcile income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of identifiable intangibles	43,574	44,090	42,630
Amortization of deferred financing costs	2,351	2,262	5,538
Loss on disposal of fixed assets	262	709	314
Change in fair value of interest rate swaps	(20)	(149)	1,739
Net distributed (undistributed) earnings in unconsolidated joint venture	1,097	(1,055)	99
Deferred tax provision (benefit)	9,073	4,100	(22,535)
Non-cash compensation related to equity awards	2,305	534	—
Decrease (increase) in working capital:
Accounts receivable	(13,575)	1,205	(16,905)
Due (to) from related party	(6,508)	(1,567)	(695)
Inventories	(53,126)	517	51,273
Other assets	5,713	(11,886)	(4,820)
Accounts payable, other payables and accruals, and long-term liabilities	11,135	7,922	52,345

Net cash (used in) provided by operating activities	(1,277)	69,342	73,162

Cash flows used in investing activities:
Purchase of property, plant and equipment	(38,032)	(18,816)	(34,733)
Proceeds from sale of property, plant and equipment	151	122	89

Net cash used in investing activities	(37,881)	(18,694)	(34,644)

Cash flows provided by (used in) financing activities:
Proceeds from debt	123,008	—	—
Repayment of debt	(3,558)	(2,680)	(94,657)
Capital contribution from parent	—	—	90,063
Net proceeds from insurance note payable	739	—	—
Cash dividend to parent	(129,533)	—	—
Deferred financing costs	(2,678)	—	(549)

Net cash used in financing activities	(12,022)	(2,680)	(5,143)

Effect of exchange rate differences on cash	(6,153)	6,609	(4,518)

Net (decrease) increase in cash and cash equivalents	(57,333)	54,577	28,857
Cash and cash equivalents, beginning of period	100,934	46,357	17,500

Cash and cash equivalents, end of period	$43,601	$100,934	$46,357

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes	$7,623	$4,457	$6,645
Cash paid during the period for interest	39,844	33,006	25,107
See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Notes to the Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
     (a) Organization, Acquisition and Description of Business
     Kraton Polymers LLC, or Kraton, together with its subsidiaries, unless otherwise indicated, are collectively referred to as “we” “our,” “ours,” and “us” is the parent of Elastomers Holdings LLC (holding company of our United States operations), Kraton Polymers Holdings B.V. (holding company of the rest of the world operations) and Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or Polymer Holdings, own 100% of our equity interests. TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymers Holdings. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and Kraton Management LLC, or Management LLC.
     We manufacture styrenic block copolymers, or SBCs, at our manufacturing facilities in six countries: Belpre, Ohio; Wesseling, Germany; Berre, France; Pernis, The Netherlands; Paulinia, Brazil; and our joint venture in Kashima, Japan. SBCs are highly engineered synthetic elastomers which are used in a wide variety of products to impart flexibility, resilience, strength, durability, and processability. We generally sell our products to customers for use in industrial and consumer applications. Based on our management approach, we believe that all material operations revolve around the manufacturing and sales of SBCs and we currently report our operations, both internally and externally, as a single business segment.
     (b) Principles of Consolidation
     The consolidated financial statements include the accounts of all of our wholly owned subsidiaries, with all significant intercompany accounts and transactions, including intercompany profits in inventory, having been eliminated. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation.
     (c) Cash Equivalents
     It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits or certificates of deposit. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1 and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity of 3 months or less to be cash equivalents
     (d) Receivables
     Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables. We determine the allowance based on historical write-off experience and global economic data. We review the allowance for doubtful accounts quarterly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.
     (e) Inventories
     Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statement of cash flows.

     (f) Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
     (g) Identifiable Intangible Assets
     We have recorded identifiable intangible assets related to technology, trade names/trademarks and customer relationships of $52.6 million, $25.9 million, and $39.2 million, respectively. Identifiable intangible assets are amortized over 15 years.
     (h) Investment in Unconsolidated Joint Venture
     Our 50% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture recorded in earnings in unconsolidated joint venture in the accompanying consolidated statement of operations.
     We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. Management assesses the fair value of its equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.
     (i) Impairment of Long-Lived Assets
     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. We adopted SFAS No. 144 on January 1, 2002.
     In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, calculated using discounted cash flow.
     (j) Deferred Financing Costs
     We capitalize deferred financing costs, which are amortized to interest expense over the term of the related debt instrument using the effective interest method. During the year ended December 31, 2004, we made prepayments on the term portion of our senior secured credit facility, in the approximate amount of $91.3 million which resulted in the write off of approximately $2.9 million of deferred financing cost. We incurred approximately $2.7 million of fees in connection with the amendment to our senior secured credit facility, dated May 12, 2006, and these fees were recorded as deferred financing costs.

     (k) Income Taxes
     We conduct operations in separate legal entities; as a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions.
     Net operating losses and credit carryforwards are recorded in the event such benefits are expected to be realized. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.
     (l) Revenue Recognition
     We recognize revenue from sales when title transfers. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold. By-product sales (included in other revenues) are also recorded when title transfers.
     We have entered into agreements with some of our customers, whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation under these agreements as a reduction of revenue based on an allocation of the cost of honoring the rebates that are earned to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.
     (m) Research and Development Expenses
     Research and development expenses are expensed as incurred.
     (n) Leases
     All leases entered into as of December 31, 2006 are classified as operating leases. For those leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.
     (o) Foreign Currency Translation and Foreign Exchange
     Financial statements of our operations outside the U.S. where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains, and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of other comprehensive income (loss) in member’s equity.
     We have designated a portion of our investment in our subsidiary Kraton Polymers Holdings, B.V. as indefinitely invested. The amount of this investment was $71.8 million and $96.8 million as of December 31, 2006 and 2005, respectively. As a result, the effect of the change in foreign currency on this investment is recorded as a component of other comprehensive income (loss) in member’s equity.
     (p) Derivative Instruments and Hedging Activities
     We follow the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in accounting for derivative instruments and hedging activities. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Accounting for qualified hedges allows a derivative’s gains and losses to offset related results on the hedged item in the

Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.
     (q) Environmental Costs
     Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated.
     (r) Disclosures about Fair Value of Financial Instruments
     The carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable and certain accrued expenses due to the short maturities of these instruments. The fair values of long-term debt instruments and the interest rate swap agreements are estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.
     (s) Financial Statement Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include allowances for doubtful accounts, inventory reserves, environmental reserves, litigation contingencies, assets and obligations related to employee benefits and taxes, among others. Actual results could differ from these estimates.
     (t) Asset Retirement Obligations
     SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), was issued in June 2001. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. SFAS No. 143 also requires us to record a corresponding asset that is depreciated over the life of the asset. In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN No. 47) which mainly clarifies the timing of the recording of certain retirement obligations required by (SFAS No. 143). Subsequent to the initial measurement of the asset retirement obligation, the obligation is to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.
     We have no assets that are legally restricted for purposes of settling asset retirement obligations. We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing facilities and other assets upon retirement. These manufacturing facilities have historically been profitable, and we plan to continue to upgrade these assets and expand the manufacturing capacity in conjunction with the growing market for our products. We plan to operate our manufacturing facilities for the foreseeable future and there are no current plans to close or convert these assets for use in the manufacture of fundamentally different products. Unlike our United States and Brazil manufacturing assets, our manufacturing assets in Europe are all located on leased land. For these assets, we used the lease termination dates as the estimate for when our asset retirement obligations related to those assets will be settled.

     (u) Share-Based Compensation
     On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. As required, we adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified-prospective method. See note 2 Share-Based Compensation.
     (v) Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies SFAS No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a more likely than not threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more likely than not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying this interpretation will be recorded as an adjustment to the beginning balance of common equity, or other components of member’s equity as appropriate, in the period of adoption. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 on January 1, 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the consolidated financial statements. We will be required to adopt the provisions of this standard no later than 2008.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans, which is an amendment of FASB Statements No. 87, 88, 106 and 132R. This Statement, which is effective December 31, 2006 for the Company, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS No. 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. Kraton currently uses a December 31 measurement date for all of its plans, consistent with our fiscal year end. See note 7 Employee Benefits for the affect of adopting this Statement.
     In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending on December 31, 2006. SAB No. 108 did not have a material impact on our consolidated financial statements.
(2) Share-Based Compensation
     In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123. As required, we adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified-prospective method. Upon adoption of SFAS No. 123R, we elected to use the Black-Scholes option-pricing model to estimate the grant-date fair value of share based awards. If we had adopted SFAS No. 123R in prior years, our income (loss) before income taxes for the years ended December 31, 2005 and 2004 would have been reduced by approximately $1.5 million and $1.0 million, respectively. SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows.
     See footnote 7(f) for a description of the T.J. Chemical Holdings LLC 2004 Option Plan. There were 2,342,500, 7,650,000 and 10,125,000 options granted under this plan to our employees and directors during the years ended December 31, 2006, 2005 and 2004, respectively. There were no options exercised during the years ended December 31, 2006, 2005 and 2004, respectively.
     We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. We recorded share-based employee compensation expense of approximately $1,441,000, $344,000 and $0 for the years December 31, 2006, 2005 and 2004, respectively, net of tax effects of $864,000, $190,000 and $0, respectively. At December 31, 2006, there was approximately $5.8 million of unrecognized compensation cost related to non-vested option awards, and $1.3 million of unrecognized compensation expense related to non-vested restricted membership unit and notional membership unit awards.
     For restricted membership units, notional membership units and options outstanding as of December 31, 2006, the Company expects to recognize share-based employee compensation expense of the following (in millions):

Year Ended
December 31,	Amount
2007	$2.5
2008	2.4
2009	1.5
2010	0.6
2011	0.1
     The weighted average fair value per option at the date of grant for options granted in 2006, 2005 and 2004 was $0.67, $0.65 and $0.64, respectively, as valued using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	2006	2005	2004
Risk-free interest rate	4.41%	3.95%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.90	0.98	1.02
Expected term (in years)	5.0	5.0	5.0
     Since our membership units are privately held, the estimated volatility is based on the historical volatility of similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     For purposes of pro forma disclosures, the estimated grant-date fair value of the options is amortized over the option’s vesting period. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Reported net income (loss)	$22,660	$(35,821)
Add: Stock based employee compensation expense (1)	—	—
Less: Total fair value computed share-based compensation, net of tax	(1,010)	(685)

Pro forma net income (loss)	$21,650	$(36,506)

(1)	Amount does not include share-based compensation of $534 and $0 for the year ended December 31, 2005 and 2004, respectively, related to the Company’s restricted membership units, as these amounts are included in reported net income (loss).

     Information pertaining to option activity for the year ended December 31, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value (1)
Outstanding-beginning of year	14,835	$1.00	—	—
Granted	2,343	1.00	—	—
Exercised	—	1.00	—	—
Cancelled	1,810	1.00	—	—

Outstanding at December 31, 2006	15,368	$1.00	8.0	—

Exercisable at December 31, 2006	3,625	$1.00	7.5	—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. As the fair value of our stock was estimated to be $0.99 at December 31, 2006 and all outstanding options have an exercise price of $1.00, there is no intrinsic value for the options.
     We engaged an independent valuation and financial consultant to perform a valuation of the total equity of TJ Chemical and a valuation of all of the options issued during the year ended December 31, 2006. The consultant utilized the market approach valuation technique to estimate the fair value of our stock, and estimated the fair value of the options issued during the year ended December 31, 2006 using the Black-Scholes option-pricing model.
     The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2006, and the number and weighted average exercise price of options exercisable as of December 31, 2006 follow (number of options in thousands):

			Weighted	Weighted
	Range of	Number of	Average	Average
	Exercise Prices	Options	Exercise Price	Remaining Life
Outstanding options	$1.00	15,368	$1.00	8.0

Exercisable options	$1.00	3,625	$1.00	7.5

     See footnote 7(e) for a description of the T.J. Chemical Holdings LLC Membership Units Plan. T. J. Chemical Holdings LLC may grant time-vested restricted membership units and time-vested notional membership units to certain employees. Holders of notional membership units do not have any beneficial ownership in the underlying membership units and the grant represents an unsecured promise to deliver membership units on a future date. Actual membership units underlying the restricted membership units and the notional membership units will not be distributed until the earlier of a change in control or the termination of the grantee’s employment. The following table represents the restricted membership units and notional membership units granted, vested and forfeited during 2006.

	Number of Shares
Restricted and Notional Units	(in thousands)	Fair Value per Share
Non-vested shares at January 1, 2006	2,160	$1.00
Granted	150	$1.00
Vested	(415)	$1.00
Forfeited	(200)	$1.00

Non-vested shares at December 31, 2006	1,695	$1.00

(3) Restructuring Activities
     As part of our ongoing efforts to improve efficiencies and increase productivity, we implemented a number of restructuring projects during the year ended December 31, 2006. These projects included reducing the number of employees through a voluntary separation program at our Belpre, Ohio facility, the reorganization of our office in Tokyo, Japan and the closure of our office in London, United Kingdom. We shut down our research laboratory in Louvain-la-Neuve, Belgium and merged most of these activities into our research and development facility located in Amsterdam, The Netherlands. During the year ended December 31, 2006 we recorded approximately $5.0 million of employee severance costs related to our workforce reduction as part of our cost reduction program; recorded approximately $1.2 million of consulting costs related to our voluntary separation program at our Belpre, Ohio facility; recorded a charge of approximately $0.6 million associated with the closure of our office in London, United Kingdom; recorded a charge for additional pension and other postretirement benefits expense of approximately $2.3 million related to the voluntary separation program at our Belpre, Ohio facility; and recorded a charge of approximately $0.6 million associated with the planned shut down of our research laboratory in Louvain-la-Neuve, Belgium, related to the early lease termination penalty.
     As of December 31, 2006 there was a net liability of approximately $2.0 million related to unpaid employee severance cost. The unpaid severance cost is estimated to be paid during the first and second quarters of the 2007 and unpaid early lease termination penalty of approximately $0.6 million is expected to be paid during the first quarter of 2007.
     The restructuring charges discussed above were recorded in the 2006 consolidated statement of operations as follows (in thousands):

Cost of goods sold	$6,679
Research and development	$1,341
Selling, general and administrative	$1,661
     The following table summarizes the activities related to the Company’s restructuring liability by component (in thousands):

	Severance	Exit Activity
	Costs (1)	Costs	Total
Restructuring charges incurred during 2006	$6,220	$1,189	$7,409
Cash payments	(4,178)	(254)	(4,432)

Reserve balance at December 31, 2006	$2,042	$935	$2,977

(1)	Excludes additional pension and other postretirement benefits expense of approximately $2.3 million.

(4) Detail of Certain Balance Sheet Accounts (in thousands)

	December 31, 2006	December 31, 2005
Inventories:
Finished products	$215,623	$167,454
Work in progress	4,098	2,615
Raw materials	37,064	22,526

	$256,785	$192,595

Property, plant and equipment:
Land	$12,144	$12,115
Buildings	32,910	27,516
Plant and equipment	451,794	403,574
Construction in progress	12,114	14,957

	508,962	458,162
Less accumulated depreciation	105,219	63,970

	$403,743	$394,192

Identifiable intangible assets:
Technology	$48,517	$52,576
Customer relations	36,229	39,260
Trademarks	23,863	25,860

	108,609	117,696
Less accumulated amortization	21,978	15,848

	$86,631	$101,848

Other payables and accruals:
Employee related	$14,979	$16,217
Interest	7,604	8,069
Property and other taxes	4,102	5,095
Customer rebates	3,089	4,382
Income taxes payable	8,504	752
Other	14,852	14,243

	$53,130	$48,758

     The identifiable intangible assets are being amortized over 15 years. Aggregate amortization expense for amortizing intangible assets was approximately $6.1 million, $7.8 million and $7.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the next five years is approximately $7.2 million.
     Identifiable intangibles were adjusted in 2006 for the realization of certain excess tax basis that had not previously been recognized in the consolidated financial statements.
(5) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2006	2005
Senior Secured Credit Facilities:
Term loans	$382,113	$262,663
Revolver	—	—
8.125% Notes	200,000	200,000

Total debt	582,113	462,663
Less current portion of long-term debt	3,850	30,570

Total long-term debt	$578,263	$432,093

     (a) Senior Secured Credit Facilities
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
     Three of Kraton’s subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, and Polymer Holdings, have guaranteed the Credit Agreement. The guarantors, together with Kraton, are referred to as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of December 31, 2006 and 2005, Kraton had no outstanding borrowings under the Revolving Facility. In these notes to the consolidated financial statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.
     Maturity
     The Revolving Loans outstanding are payable in a single maturity on May 12, 2011. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.
     Interest
     The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the years ended December 31, 2006 and 2005 were 7.0 % and 6.4%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
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
     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to: incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents or change our fiscal year. In addition, we are required to maintain an interest coverage ratio 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 in the last two fiscal quarters of 2006 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 in the last two fiscal quarters of 2007 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter.
     As of December 31, 2006, we were in compliance with all covenants under the Credit Agreement.
     (b) Senior Subordinated Notes Due January 15, 2014
     On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at December 31, 2006 and 2005, was $200.0 million.
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
     As of December 31, 2006, we were in compliance with all covenants under the 8.125% Notes.

     (c) Debt Maturities
     The estimated remaining principal payments on our outstanding total debt as of December 31, 2006, are as follows (in thousands):

Principal
Payments
Year ending December 31:
2007	$3,850
2008	3,850
2009	3,850
2010	3,850
2011	3,850
Thereafter	562,863

Total debt	$582,113

(6) Income Taxes
     Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as we have no intention to repatriate these earnings. These foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.
     The (provision) benefit for income taxes on income from continuing operations is comprised of the following for the years ended December 31 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current tax provision:
U.S.	$—	$—	$(158)
Foreign	(16,553)	(7,419)	(3,404)

Total	(16,553)	(7,419)	(3,562)

Deferred tax provision:
U.S.	(5,699)	4,300	17,936
Foreign	(3,374)	(8,400)	4,599

Total	(9,073)	(4,100)	22,535

Income tax (provision) benefit	$(25,626)	$(11,519)	$18,973

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. In connection with the acquisition, the book basis of foreign assets and liabilities were stepped-up to their estimated fair market value.
     Income (loss) before income taxes is comprised of the following for the years ended December 31 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income (loss) before income taxes:
U.S.	$(23,701)	$(8,934)	$(51,411)
Foreign	45,769	43,113	(3,383)

Total	$22,068	$34,179	$(54,794)

     Significant components of deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax liabilities:
Property, plant and equipment	$(97,106)	$(98,564)
Identifiable intangibles	(13,825)	(11,614)
Inventory	(173)	(151)
Interest rate swaps	(1,116)	(1,555)
Other	(6,222)	(483)

Total deferred tax liabilities	(118,442)	(112,367)

Deferred tax assets:
Net operating loss carryforward	93,503	87,511
Inventory	1,439	884
Pension accrual	6,034	1,036
Other	3,779	2,218

Total deferred tax assets	104,755	91,649

Valuation allowance for deferred tax assets	(24,489)	(11,339)

Net deferred tax liabilities	$(38,176)	$(32,057)

     Net deferred tax liabilities of (in thousands):

	December 31
	2006	2005
Current deferred tax assets	$8,326	$2,407
Non-current deferred tax assets	71,940	89,241
Current deferred tax liabilities	(6,395)	(454)
Non-current deferred tax liabilities	(112,047)	(123,251)

Net deferred tax liabilities	$(38,176)	$(32,057)

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income taxes at the statutory rate	$(7,723)	$(11,963)	$19,177
Foreign tax rate differential	369	(729)	550
State tax rate differential	650	1,167	1,254
Change in valuation allowance and reserves	(18,831)	(580)	(3,637)
ETI exclusion benefit	377	374	563
Other	(468)	212	1,066

Income tax (provision) benefit	$(25,626)	$(11,519)	$18,973

     As of December 31, 2006, we had $248.8 million of operating loss carryforwards for income tax purposes in the following tax jurisdictions: United States $197.2 million; France $39.7 million; Germany $2.6 million; and The Netherlands $9.3 million. The United States operating loss carryforwards will expire in 2023, 2024 and 2025, if not utilized in prior years. The operating loss carryforwards for France, Germany and The Netherlands can be carriedforward indefinitely. We anticipate taxable income in future years that will allow us to utilize the carryforwards that have not had a valuation allowance placed against them.
     As of December 31, 2006 and 2005, a valuation allowance of $24.5 million and $11.3 million had been recorded related to certain deferred tax assets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss carryforwards in certain jurisdictions.
     In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2006, management believes it is more likely than not, that we will realize the benefit of the deferred tax assets, net of the existing valuation allowances.
     We provide for taxes in certain situations where assessments have not been received. In those situations, we consider it probable that the taxes ultimately payable will exceed the amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance in SFAS No. 5, Accounting for Contingencies, and are included in both income taxes in current liabilities and in deferred income taxes and other tax liabilities in the consolidated balance sheets.

(7) Employee Benefits
     We have established the following benefit plans:
     (a) U.S. Retirement Benefit Plans
     We have a noncontributory defined benefit pension plan in the U.S., which covers all salaried and hourly wage employees, who were employed by us on or before December 31, 2005. Employees who begin their employment with us after December 31, 2005 are not covered by our noncontributory defined benefit pension plan in the U.S. The benefits under this plan are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and Kraton service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only Kraton service (since March 1, 2001) is considered when calculating benefits.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. We adopted SFAS No. 158 on December 31, 2006. SFAS No. 158 requires that we recognize all obligations related to defined benefit pensions and other postretirement benefits. This statement requires that we quantify the plans’ funding status as an asset or a liability other comprehensive income on our consolidated balance sheets.
     SFAS No. 158 requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. The 2006 measurement date of the plans’ assets and obligations was December 31, 2006. We are also required to recognize as a component of accumulated other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost as explained in Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions.
     Based on the funded status of our defined benefit pension plan as of December 31, 2006, we reported a reduction in our accumulated other comprehensive income of approximately $0.9 million, an increase of approximately $1.4 million in accrued pension obligations and a decrease of approximately $0.5 million in deferred income taxes. The estimated net obligation at transition, prior service cost and net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0, $0 and $0, respectively.

     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is as follows (in thousands):

	December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$59,500	$53,051
Service cost	2,737	3,545
Interest cost	3,494	3,114
Benefits paid	(782)	(301)
Actuarial (gain) loss	(1,336)	2,136
Plan amendments	49	(2,045)

Benefit obligation at end of period	$63,662	$59,500

Change in plan assets:
Fair value at beginning of period	$36,458	$33,522
Actual return on plan assets	4,144	2,869
Employer contributions	2,927	368
Benefits paid	(782)	(301)

Fair value at end of period	$42,747	$36,458

	December 31,
	2006	2005
Development of net amount recognized:
Funded status	$(20,915)	$(23,042)
Unrecognized net prior service cost	—	—
Unrecognized actuarial loss	—	4,128

Net amount recognized	$(20,915)	$(18,914)

Amounts recognized in the statement of financial position:
Accrued pension cost	$(20,915)	$(18,914)

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Plan with accumulated benefit obligations in excess of plan assets were $63.7 million, $52.7 million and $42.7 million, respectively, as of December 31, 2006 and $59.5 million, $46.7 million and $36.5 million, respectively, as of December 31, 2005.

     Net periodic pension costs consist of the following components (in thousands):

	Year Ended December 31,
	2006	2005	2004
Service cost benefits earned during the period	$2,737	$3,545	$3,324
Interest on prior year’s projected benefit obligation	3,494	3,114	2,777
Expected return on plan assets	(3,338)	(2,943)	(2,731)
Amortization of prior year service cost	—	—	—
Recognized curtailment loss	576	—	—
Recognized loss due to special term benefits	48	—	—

Net pension costs	$3,517	$3,716	$3,370

     Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits. The discount rate for 2006 was based in part on the average Moody’s AA Corporate yield and the average Citigroup Pension Liability Index, which were 5.72% and 5.90%, respectively. The Fidelity Investments bond modeler was used to compare the expected future cash outflows to the bonds included in the indices noted above. Based on this analysis the discount rate of 6.00% was reasonable as of December 31, 2006.

	December 31,
	2006	2005
Weighted average assumptions used to determine benefit obligations at December 31:
Measure date	12/31/2006	12/31/2005
Discount rate	6.00%	5.75%
Rates of increase in salary compensation level	4.00%	4.00%
Rates of increase in hourly compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	9.00%	9.00%

Weighted average assumptions used to periodic benefit cost for years ended December 31:
Discount rate	5.75%	6.00%
Rates of increase in salary compensation level	4.00%	4.00%
Rates of increase in hourly compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	9.00%	9.00%
     The expected long-term rate of return on asset assumption was chosen from a range of likely results of compound average annual returns over a 20-year time horizon. The expected returns used in the model were based on historical equity and bond market returns during the period 1926 to 2004, as well as Kraton’s present asset allocation.
     Plan Assets
     We maintain target allocation percentages among various asset classes based on investment policies established for the pension plan. The target allocation is designed to achieve long-term objectives of return, while limiting against downside risk and considering expected cash flows. Kraton Polymers U.S. LLC’s pension plan asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Percentage of Plan Assets at December 31
Asset Category	2006	2005
Equity Securities	66.6%	67.6%
Debt Securities	33.1%	31.9%
Other	0.3%	0.5%

Total	100.0%	100.0%

     Contributions
     Kraton Polymers U.S. LLC expects to contribute $1.5 million to its pension plan in 2007.

     Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2007	$1,411
2008	1,498
2009	1,615
2010	1,775
2011	1,987
Years 2012-2016	14,869

$23,155

     (b) Other Retirement Benefit Plans
     Certain employees are eligible to participate in a non-qualified defined benefit restoration plan and non-qualified defined contribution restoration plan (“benefit restoration plan”) which are intended to restore certain benefits under the defined benefit pension plan in the U.S. and the Kraton Savings Plan in the U.S., respectively, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. Our contributions to the benefit restoration plan for the years ended December 31, 2006, 2005 and 2004 were $0, $0.1 million and $0, respectively. As of December 31, 2006 and 2005, amounts recognized in the statement of financial position as a component of long-term liabilities for the benefit restoration plan were $0.4 million and $0.4 million, respectively.
     We have established a defined benefit plan in The Netherlands designed to be equivalent to the plan previously provided by Shell Chemicals. Employer and employees contribute to this plan. The planned retirement age under the previous Shell Chemicals arrangement was 60 years of age. Under the terms of our plan, the normal retirement age has been established at 65 years of age. However, employees over the age of 35 as at March 1, 2001, will retain the retirement age of 60. For employees aged 35 years or under as of March 1, 2001, normal retirement age has been increased to 65 years, and we have established a separate defined contribution plan and contribute 2.75% of pensionable salary into this plan. The defined benefit plan is available for new employees with a retirement age of 65 years. The defined contribution plan is available to new employees on a voluntary basis. Only employee contributions will apply to the defined contribution plan. Our contributions to the defined benefit plan for the years ended December 31, 2006, 2005 and 2004 were $1.2 million, $1.8 million and $1.9 million, respectively.
     On March 1, 2001, we established a defined contribution plan in the United Kingdom. This plan applies only to employees who transferred from Shell Chemicals and these employees had the option to transfer a “Transfer Value” relating to their Shell Chemicals pension plan services to our plan. The employee and employer contribute to this plan. Employee contributions are 4% of base pay above the applicable upper earnings limit. Our contributions vary and were established on an individual basis to provide an equivalent benefit plan to the one previously offered by Shell Chemicals. There will be no additional members admitted to this plan. We also established a defined contribution plan for United Kingdom employees who joined us since March 1, 2001. Employees are required to contribute a minimum of 4% of their base salary into the Plan, and we contribute a minimum of 5%. Our contributions to the plan for the years ended December 31, 2006, 2005 and 2004, were $0.3 million, $0.2 million, and $0.3 million, respectively.
     We have established a defined benefit plan in Japan designed to be equivalent to the plan previously provided by Shell Chemicals and covers substantially all Japan employees. Our contributions to the defined benefit plan for the years ended December 31, 2006, 2005 and 2004 were $1.1 million, $0.1 million and $0, respectively. As of December 31, 2006 and 2005, amounts recognized in the statement of financial position as a component of long-term liabilities for the defined benefit plan were $0.6 million and $0.6 million, respectively.
     (c) Postretirement Benefits Other Than Pensions
     Health and welfare benefits are provided to benefit eligible employees in the U.S. who retire from Kraton and were employed by us prior to January 1, 2006. Retirees under the age of 65 are eligible for the same medical, dental, and vision plans as active employees, but with a cap that varies based on years of service and ranges from $7,000 to $10,000 per employee for premiums on an annual basis. Our subsidy schedule for medical plans is based on accredited service at retirement. Retirees are responsible for the full cost of premiums for postretirement dental and vision coverage. In general, the plans stipulate that health and welfare benefits are paid as covered expenses are incurred.
     Employees who were retirement eligible as of February 28, 2001, have at their option the right to participate in either Shell Chemicals or Kraton postretirement health and welfare plans.
     We accrue the cost of these benefits during the period in which the employee renders the necessary service.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. We adopted SFAS No. 158 on December 31, 2006. SFAS No. 158 requires that we recognize all obligations related to defined benefit pensions and other postretirement benefits. This statement requires that we quantify the plans’ funding status as an asset or a liability other comprehensive income on our consolidated balance sheets
     SFAS No. 158 requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. The 2006 measurement date of the plans’ assets and obligations was December 31, 2006. We are also required to recognize as a component of accumulated other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost as explained in Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions.
     Based on the funded status of our postretirement benefit plan as of December 31, 2006, we reported a reduction in our accumulated other comprehensive income of approximately $0.3 million, an increase of approximately $0.5 million in accrued postretirement obligations and a decrease of approximately $0.2 million in deferred income taxes. The estimated net obligation at transition, prior service cost and net loss for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0, $0 and $0, respectively.

     It has been determined that the plan’s retiree prescription plan is actuarially equivalent for the Medicare Part D subsidy. The accumulated postretirement benefit obligation for the year ended December 31, 2006 decreased approximately $3.2 million due to the inclusion of the Medicare Part D subsidy.
     Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial assumptions are as follows (in thousands):

	December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$8,967	$9,909
Service cost	379	367
Interest cost	644	475
Benefits paid	(251)	(81)
Actuarial gain (loss)	3,095	(1,703)
Plan amendments	—	—

Benefit obligation at end of period	$12,834	$8,967

Reconciliation of plan assets (1):
Employer contributions	$251	$81
Benefits paid	(251)	(81)

	$—	$—

(1)	As part of the Ripplewood Transaction, Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. As of December 31, 2006 and 2005, we have recorded an asset of approximately $5.5 million as our estimate of the present value of this commitment, respectively.

	December 31,
	2006	2005
Development of net amount recognized:
Funded status	$(12,834)	$(8,967)
Unrecognized cost:
Actuarial gain	—	(620)

Amount recognized in the statement of financial position	$(12,834)	$(9,587)

     Net periodic plan costs consist of the following components (in thousands):

	Year Ended December 31,
	2006	2005	2004
Service cost	$379	$367	$426
Interest cost	644	475	535
Recognized net actuarial gain	—	(4)	—
Restructuring costs	1,949	—	—

Net plan costs	$2,972	$838	$961

	December 31
	2006	2005
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2006	12/31/2005
Discount rate	6.0%	5.75%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to net periodic benefit cost:
Discount rate	5.75%	6.00%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	8.40%	9.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012
     The discount rate for 2006 was based in part on the average Moody’s AA Corporate yield and the average Citigroup Pension Liability Index, which were 5.72% and 5.90%, respectively. The Fidelity Investments bond modeler was used to compare the expected future cash outflows to the bonds included in the indices noted above. Based on this analysis the discount rate of 6.00% was reasonable as of December 31, 2006.
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1%-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$52	$(30)
Effect on postretirement benefit obligation	618	(325)

     The affect of adopting SFAS No. 158 on our consolidated balance sheet was to increase (decrease) certain accounts, as it relates to pension and other postretirement benefits before income tax, as follows:

	December 31, 2006
	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(Millions of dollars)
Noncurrent deferred income tax assets	$5.3	$0.7	$6.0
Employee compensation and benefits	32.3	1.9	34.2
Accumulated other comprehensive income	—	(1.9)	(1.9)
     Amounts recognized in accumulated other comprehensive income before income tax, were as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(Millions of dollars)
Net actuarial loss	$(1.4)	$(0.5)
Prior service benefit	—	—

Total recognized in accumulated other comprehensive income	$(1.4)	$(0.5)

     (d) Kraton Savings Plan
     The Kraton Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. We amended and restated the Savings Plan in April 2002, to comply with changes in legislation in 2002, and subsequently submitted and received an IRS determination letter.
     Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pretax and/or post-tax contributions. Contributions are subject to annual dollar limitations set forth in the Internal Revenue Code. During 2005 we made employer contributions of 0%, 3%, 5%, or 10% of a participant’s compensation, based upon the employee’s completed years of service. Effective January 1, 2006 we modified the Kraton Savings Plan to have three types of employer contributions. After completing one year of service, we will make a matching contribution of 50% of the first 6% contributed by the employee and after completing five years of service we will make a matching contribution of 100% of the first 6% contributed by the employee. For employees who have completed nine or more years of service and elected to remain a participant in the pension plan, we will make a transition contribution of 4% during 2006 and reduced to 2% in 2007. For employees who elected to lock in their Kraton pension benefits as of December 31, 2005, we will make an enhanced employer contribution of 3% for employees who have less than five years of service and a 4% contribution for employees who have five or more years of service. For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Overall, a participant may direct up to a maximum of 100% of eligible earnings to this Plan, but cannot exceed the IRS maximum limit of $40,000 for the combined total of employee and employer contributions. Our contributions to the plan for the year ended December 31, 2006, 2005 and 2004, were $3.5 million, $2.8 million, and $3.0 million, respectively.
     (e) Membership Units
     We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. In addition, pursuant to Messrs. Gregory and Fogarty employment agreements, on September 10, 2004, and June 15, 2005, TJ Chemical granted a notional restricted unit award with a fair value at the grant date of $875,000 and $300,000, to Messrs. Gregory and Fogarty, respectively. Each of these awards will vest 20% on each of the first five anniversaries of their employment commencement dates, so long as Messrs. Gregory and Fogarty remain employed by us through the applicable vesting date. The actual membership units will not be distributed until the earlier of: (1) a change in control; or (2) the termination of either Messrs. Gregory and Fogarty’s employment. TJ Chemical granted two restricted membership unit awards having a fair value at the grant date of $200,000 and $100,000 each to David Bradley. The award for $200,000 will vest 20% on each of the first five anniversaries of his employment commencement date (March 8, 2004), so long as Mr. Bradley remains employed by us through the applicable vesting date. The award for $100,000 will vest 20% on each of the first five anniversaries, which will commence vesting, on February 1, 2006, so long as Mr. Bradley remains employed by us through the applicable vesting date. TJ Chemical granted a restricted membership unit award to Nicholas G. Dekker on October 6, 2006 having a fair value at the grant date of $150,000. This award will vest 20% on each of the first five anniversaries of his employment as our Chief Financial Officer and Vice President (October 6, 2006), so long as Mr. Dekker remains employed by us through the applicable vesting date. The amount to Messrs. Gregory, Bradley, Fogarty and Dekker will be recognized in earnings over the vesting period on a straight-line basis. As of December 31, 2006, there were 2,570,000 membership units of Management LLC issued and outstanding.
     (f) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2006 and 2005 there were 15,367,500 and 14,835,000 options granted and outstanding, respectively. All options granted in fiscal 2004, fiscal 2005 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.

     In general, the options vest and become exercisable in 20% increments annually on each of the first five anniversaries of the grant date, so long as the holder of the option is still an employee on the vesting date. With respect to directors, their options become exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. The exercise price per membership unit shall equal the fair market value of a membership unit on the date of grant. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.
     A committee, or the Committee, of TJ Chemical’s board has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
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
     (g) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of December 31, 2006 and 2005, there were 2,056,250 and 2,231,250 profits units granted and not yet vested, respectively.
     (h) Kraton Polymers LLC Executive Deferred Compensation Plan
     On September 9, 2004, the Board of Directors adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the Kraton Deferred Compensation Plan and as of December 31, 2006, and 2005, there were no granted or outstanding membership units respectively.
     (i) 2007 Incentive Compensation Plan
     On March 6, 2007, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2007 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2007 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers and certain employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2007, the Board established a common bonus pool proportional to the consolidated Adjusted Bank EBITDA (“Adjusted EBITDA”) which will be used in our Term Loan Covenants calculations for the year ended December 21, 2007. It is expected that the common bonus pool will be in the range of $8 million to $9 million, but could be more or less depending on performance. Once the common bonus pool is determined based on Adjusted EBITDA, the common bonus pool under the 2007 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.
     (j) Severance Cost
     During the years ended December 31, 2006 and December 31, 2005, we recorded approximately $0.2 million and $0.6 million, respectively, of severance costs related to the resignations of certain executive officers.
     In September 2004, our management approved a plan to reduce our cost structure by reducing our work force. This plan included work force reductions of 33 employees across all levels and functions. The 33 employees were terminated during 2004. We recognized approximately $1.2 million of severance costs in 2004 for this plan, which were recorded in selling, general and administrative expense in the consolidated statement of operations. During 2005 our management approved a plan to further reduce our cost structure by reducing our workforce. We recognized approximately $1.6 million of severance costs in 2005 for this plan, which were recorded as selling, general and administrative expense in the consolidated statement of operations. During 2006 our management approved certain restructuring activities (see note 3 Restructuring Activities), which included a reduction in our workforce. In connection with this reduction in workforce we recognized approximately $5.4 million of severance cost in 2006 in the consolidated statement of operations. At December 31, 2006 and December 31, 2005, we had an accrual for severance costs of approximately $2.3 million and $0.4 million, respectively, recorded in other payables and accruals in the consolidated balance sheet.
(8) Commitments and Contingencies
     (a) Lease Commitments
     We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2006, are as follows: 2007 — $8.3 million; 2008 — $6.9 million; 2009 — $6.5 million; 2010 — $6.3 million; 2011 — $3.1 million; and thereafter — $7.1 million. We recorded $7.3 million, $7.2 million and $6.4 million in rent expense for the years ended December 31, 2006, 2005 and 2004, respectively.
     (b) Environmental and Safety Matters
     Our finished products are not classified as hazardous. However, our operations involve the handling, transportation, treatment, and disposal of potentially hazardous materials that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, disposal, and other waste handling practices and equipment.
     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance, in all material respects, with all applicable environmental and health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, and the public. Some risk of environmental costs and liabilities are inherent in our operations and products, as it is with other companies engaged in similar businesses.
     The Paulinia, Brazil and Belpre, Ohio facilities are subject to a number of actual and/or potential environmental liabilities primarily relating to contamination caused by former operations at those facilities. Some environmental laws could impose on us the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. Shell Chemicals has agreed, subject to certain limitations, in time and amounts, to indemnify us against most environmental liabilities related to the acquired facilities that arise from conditions existing prior to the closing.
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31 2006, 2005 and 2004.
     (c) Legal Proceedings
     We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our financial position, results of operations or cash flows. Furthermore Shell Chemicals has agreed subject to certain limitations to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001.
     (d) Pernis, The Netherlands Manufacturing Facility Fire
     On June 6, 2004, a fire occurred at our Pernis, The Netherlands manufacturing facility, which is operated for us by Shell Nederland Chemie, a subsidiary of Shell Chemicals, under an operating agreement. There were no known injuries or environmental damages and no claims have been made against us arising out of this incident. We currently do not believe we have any liability related to this incident. The damage to property was approximately $4 million, which was covered by our property and casualty insurance, subject to a $1 million insurance deductible. The amount of the deductible was included as additional cost of goods sold during the year ended December 31, 2004. To date, we have received $3.6 million of insurance proceeds and recorded a $2.1 million reduction to cost of sales during the year ended December 31, 2006 and recorded a $0.5 million gain on disposal of assets related to the insurance proceeds in the year ended December 31, 2005.
     We have business interruption insurance, which requires a minimum of 45 days of business interruption and satisfaction of a $2.5 million deductible before any benefit may be realized. We have received $0.9 million of insurance proceeds, representing full and final settlement of the business interruption insurance and recorded that amount as a gain in the year ended December 31, 2005.
(9) Financial Instruments
     (a) Interest Rate Swap Agreements
     Under the term loan portion of the senior secured credit facility, we are required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004 and $80 million effective July 6, 2004. Both of these swap agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24, and June 24 commence on June 24, 2004, and end on the termination date. On November 1, 2004, both of these swap agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the term loan portion of the credit facility. As of December 31, 2006, the fair market value of the interest rate swap agreements in effect was an asset of $1.4 million. The swap agreements have an average fixed rate of 3.524%.

     (b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at December 31, 2006 and 2005 (in thousands):

	2006
	Carrying
	Value	Fair Value
Term loans	$382,113	$382,113
8.125% Notes	200,000	200,000

	2005
	Carrying
	Value	Fair Value
Term loans	$262,663	$262,663
8.125% Notes	200,000	192,000
     Due to the Term Loans having variable interest rates, the fair value approximates their carrying value.
(10) Significant Contracts
     We entered into significant contracts with subsidiaries and affiliates of Shell Chemicals at the time of the separation. These contracts are for: (1) leases of land and facilities at some of our foreign locations; (2) operating agreements where Shell Chemicals operates some of our foreign manufacturing facilities; (3) site services, utilities, material and facilities agreements at some of our foreign manufacturing facilities; (4) raw material supply agreements; and (5) transitional and interim service agreements.
     (a) Leases with Shell Chemicals
     Each of our manufacturing facilities located in Berre, France and Pernis, The Netherlands are located on property which is leased to us by Shell Chemicals affiliates under long-term arrangements. The land on which our manufacturing facility in Berre, France is located is leased to us by a Shell Chemicals affiliate under the terms of two 30-year leases beginning from January 1, 2000. Our manufacturing facility in Pernis, The Netherlands is leased to us by a Shell Chemicals affiliate under the terms of a sublease, which expires on June 30, 2024, with an option to renew until June 30, 2044. Our manufacturing facility in Wesseling, Germany is leased to us by Basell B.V. Group of Companies, or Basell, pursuant to a business lease agreement for a term of 30 years commencing on March 31, 2000.
     Shell Chemicals leases to us, and provides services at, the research and development sites in Louvain-la-Neuve, Belgium. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination is March 31, 2007. We relocated most of the research and development activity and related equipment to Amsterdam, The Netherlands during January 2007. In late 2005, our research and development activities in The Netherlands were relocated to a new leased facility (through 2010) that is not owned by Shell Chemicals and is located in Amsterdam, The Netherlands. We lease from Shell Chemicals space in Shell Chemicals’ Westhollow Technology Center in Houston, Texas. This lease terminates in 2011.
     All lease agreements with Shell Chemicals and Shell Chemicals’ affiliates are at negotiated arm’s length prices.
     (b) Operating Agreements with Shell Chemicals
     Shell Chemicals operates our manufacturing facilities located in Berre, France and Pernis, The Netherlands.
     Our manufacturing facilities in Berre, France and Pernis, The Netherlands are situated on major Shell Chemicals petrochemical sites at which other third party tenants also own facilities. Pursuant to two 20-year agreements, Shell Chemicals operates and maintains the manufacturing facilities that we purchased in Berre, France and Pernis, The Netherlands. Shell Chemicals charges us fees based on certain costs incurred in connection with operating and maintaining these facilities. Pursuant to the agreements, Shell Chemicals employs and provides all staff other than certain plant managers and assistant plant managers and technical personnel whom we may appoint.
     Pursuant to a 40-year agreement dated March 31, 2000, Basell operates, as well as provides certain services, materials and utilities required to operate the manufacturing facility in Wesseling, Germany. We pay Basell a monthly fee as well as costs incurred by Basell in providing the various services, even if the facility fails to produce any output (whether or not due to events within Basell’s control) or we reject some or all output.
     All operating agreements with Shell Chemicals and Shell Chemicals’ affiliates are at negotiated arm’s length prices.
     (c) Site Services, Utilities, Materials and Original Facilities Agreements with Shell Chemicals
     Shell Chemicals, through local operating affiliates, provides various site services, utilities, materials and facilities at the manufacturing facilities they operate and maintain for us in Berre, France and Pernis, The Netherlands as well as at our research and development facilities in Houston, Texas. Generally these services, utilities, materials and facilities are provided by Shell Chemicals at our manufacturing facilities on either a long-term basis, short-term basis or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances.
     All site services, utilities, materials and facilities agreements with Shell Chemicals are at negotiated arm’s length prices.
     (d) Raw Materials Agreements
     Shell Chemicals supplies minimum annual quantities of styrene and isoprene to our manufacturing facilities in Europe and supplies butadiene and isoprene to our facility in the United States. We have historically sourced all of our styrene requirements in the United States from Shell Chemicals pursuant to a contract that expired on June 30, 2006. We entered into a purchase contract with a new primary supplier of styrene, with sufficient flexibility to meet our styrene requirements in the United States. We currently source our butadiene requirements in Europe pursuant to contracts with Basell.
     Under each of the agreements summarized below, reasonably unforeseen circumstances, including plant breakdowns, will excuse performance by either party. In addition, inability to acquire any material necessary for manufacturing the applicable raw material from its usual sources and on terms it deems reasonable will excuse Shell Chemicals’ nonperformance. If performance is excused in the United States, Shell Chemicals is not required to purchase the isoprene or butadiene, as the case may be, to satisfy its obligations to us in the United States, and can apportion its available supply among all its customers and its own internal uses as it deems fair and reasonable. As is the case in the United States, in Europe, if Shell Chemicals’ performance is excused, Shell Chemicals is not required to purchase the styrene or, isoprene as the case may be, to satisfy its obligations to us and can, during the affected period, reduce, on a pro rata basis, the quantities it supplies to us and other contractual customers.
     Styrene
     We sourced our styrene requirements in Europe from Shell Chemicals pursuant to a contract that expired on February 28, 2007 and from BASF pursuant to a contract that expires on July 31, 2007. Our contract with BASF automatically renews for an additional 12 months unless notice is given 6 months prior to expiration. We are currently finalizing negotiations with new suppliers (including Shell Chemicals) to replace the volume currently supplied by Shell Chemicals and anticipate having adequate supplies to meet our needs at slightly improved conditions. We entered into a purchase contract with a new primary supplier with sufficient flexibility to meet our styrene requirements in the United States.
     For our agreement covering the United States, the price we must pay for styrene varies with the published prices of styrene. The price we pay for styrene under our agreement covering The Netherlands, France and Germany varies to reflect the published price for styrene even though our purchase price is subject to certain minimums and maximums that vary with, among other things, benzene, ethylene, the Dutch consumer price index, the hourly wage rates in the chemicals industry and the price of sulphur fuel oil.

     Isoprene
     We source the majority of our isoprene requirements in the United States and Europe pursuant to contracts with Shell Chemicals. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility expire on December 31, 2009, and are renewed automatically unless twelve to twenty-four months prior written notice of termination is given. We understand that Shell Chemicals is considering the closure of its isoprene unit in Pernis, The Netherlands, which we expect would cause Shell Chemicals to not renew its agreement to provide isoprene to our Pernis facility. We have not received a notice of termination as of the date of this report; however, we are in the process of reviewing the strategic and economic options for our Pernis assets. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from a third party supplier. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed.
     We have operated under isoprene agreements with Shell Chemicals, which provide a market-based price component as well as a formula component for determining our net transaction price.
     If we fail to purchase 95% of the agreed quantity of isoprene in either the U.S. or The Netherlands in a given year, unless excused because of reasonably unforeseen circumstances, including plant breakdowns, we must pay Shell Chemicals an idle capacity fee pursuant to formulas set forth in the contract.
     Butadiene
     We currently source butadiene in the United States pursuant to a contract with Shell Chemicals that expires April 30, 2009. Our United States butadiene supply contract provides that the price we pay for butadiene is scheduled and varies based on the published prices for butadiene on world markets.
     We currently source our butadiene in Europe pursuant to contracts with the Basell. The contracts covering France and Germany will expire on December 31, 2007 and December 31, 2040, respectively, but are renewed automatically unless terminated with prior written notice by either party. On December 12, 2006, we were notified by Basell their intention to terminate our contract for France effective December 31, 2008. The price we pay for butadiene under our agreements covering France and Germany vary based on the published price for butadiene, the amount of butadiene purchased during the preceding calendar year and, in certain circumstances, the price of naphtha. In Brazil, butadiene is obtained from a local third party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR, or JSR Corporation, on a commercial supply basis. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us and as a consequence our acquisition costs for butadiene may therefore increase.
     (e) Infineum
     We have entered into several commercial agreements with Infineum, a joint venture between Shell Chemicals and ExxonMobil, related to: (1) the sharing by Infineum of certain production capacity at our Belpre, Ohio manufacturing facility; and (2) our production of certain additives for Infineum at our Belpre, Ohio and our Berre, France manufacturing facilities. The Belpre, Ohio agreements have a 30-year term, and the Berre, France agreement has a term ending in June 2007.
(11) Related Party Transactions
     (a) Related-Party Amounts
     The aggregate amounts of related-party transactions were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Sales to related parties	$1,117	$2,327	$3,753
Purchases from related parties	33,394	37,008	39,511
     The only related-party transactions are between us and our 50% equity investment in a manufacturing joint venture at our Kashima site.

     (b) Revenues
     Sales to related parties are derived primarily from the sale of finished goods. Amounts due from the related-party were approximately $0.6 million as of December 31, 2006, and $0.4 million as of December 31, 2005. These amounts due from the related-party have been reflected as a reduction to the amounts payable to the related-party, reported in the balance sheet, as there is only one related-party and the sales to and purchases from the related-party are similar products.
     (c) Cost of Goods Sold
     Amounts due to the related-party, net of the amount due from the related-party, were approximately $9.4 million as of December 31, 2006, and $13.1 million as of December 31, 2005.
     (d) Other
     In addition, at the time of the acquisition we entered into an agreement with the owners of TJ Chemicals to provide consulting and management advisory services to us for an annual fee of $2 million, plus reimbursement of expenses incurred.
     In connection with the acquisition, TJ Chemical acquired from us an option to purchase all of our outstanding equity interests in us free and clear of all liens, claims and encumbrances other than those created by us in connection with our senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the acquisition (December 23, 2010), for a purchase price in cash, referred to as the Call Option Price, equal to $400 million on or prior to the first anniversary of the acquisition, $405 million thereafter but on or prior to the second anniversary of the acquisition, $410 million thereafter but on or prior to the third anniversary of the acquisition, $286 million thereafter but on or prior to the fourth anniversary of the acquisition, $771 million thereafter but on or prior to the fifth anniversary of the acquisition, $1.071 billion thereafter but on or prior to the sixth anniversary of the acquisition and $1.371 billion thereafter until the option expires. The Call Option Price shall be adjusted under certain circumstances, to take into account contributions made by Polymer Holdings to us or any material distributions made by us to Polymer Holdings.
(12) Member’s Equity
     Our capitalization is governed by an Amended and Restated Limited Liability Company Agreement dated as of February 28, 2001, as amended to date, or the LLC Agreement. Our membership interests authorized by the LLC Agreement are 1,000 Units. At December 31, 2006 and 2005, 100 units were issued and outstanding with no stated value and owned by Polymer Holdings LLC.
(13) Industry Segment and Foreign Operations
     We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS No. 131, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, equipment, and are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net Revenues:
United States	$366,783	$399,554	$319,159
Germany	123,054	98,666	90,654
Japan	58,631	57,848	60,020
Italy	56,938	50,638	38,819
The Netherlands	55,013	42,586	32,410
United Kingdom	39,823	30,182	24,200
China	32,821	19,691	14,606
Brazil	31,920	27,001	22,332
Belgium	29,520	6,039	7,191
France	26,094	39,333	42,227
Canada	25,279	25,605	21,584
Poland	18,069	15,553	10,812
Thailand	15,192	11,756	8,838
All other countries	168,984	151,139	114,534

	$1,048,121	$975,591	$807,386

	December 31,
	2006	2005	2004
Long-lived Assets:
United States	$283,171	$270,639	$261,820
Germany	32,506	26,011	30,073
Japan	3,225	3,342	5,143
Italy	25	22	23
France	100,476	91,593	101,137
The Netherlands	29,436	23,732	24,042
Canada	—	—	—
Brazil	48,485	30,008	26,688
United Kingdom	133	968	969
China	54	4	—
All other countries	11,451	11,843	12,524

	$508,962	$458,162	$462,419

     During the years ended December 31, 2006, 2005 and 2004, no single customer accounted for 10% or more of our net revenues.

(14) Supplemental Guarantor Information
     We and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries include Elastomers Holdings LLC, a U.S. holding company, and Kraton Polymers U.S. LLC, a U.S. operating subsidiary, collectively, the Guarantor Subsidiaries, fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Our remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.
Balance Sheet

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,850	$29,751	$—	$43,601
Receivables, net	3,509	47,194	97,259	(12,025)	135,937
Inventories of products	—	141,164	119,514	(3,893)	256,785
Inventories of materials and supplies	—	6,615	4,288	—	10,903
Other current assets	3,659	1,022	8,627	—	13,308
Deferred income taxes	—	8,665	(6,734)	—	1,931

Total current assets	7,168	218,510	252,705	(15,918)	462,465
Property, plant and equipment, less accumulated depreciation	117,519	169,727	116,497	—	403,743
Identifiable intangible assets	37,820	—	48,811	—	86,631
Investment in unconsolidated joint venture	813	—	8,563	—	9,376
Deferred financing costs	13,038	—	—	—	13,038
Other long-term assets	97,657	338,894	7,314	(429,965)	13,900

Total assets	$274,015	$727,131	$433,890	$(445,883)	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$—	$—	$—	$3,850
Accounts payable-trade	2,900	23,432	42,608	—	68,940
Other payables and accruals	7,605	16,415	29,110	—	53,130
Due to (from) related parties	—	704	20,672	(12,025)	9,351
Insurance note payable	739	—	—	—	739

Total current liabilities	15,094	40,551	92,390	(12,025)	136,010
Long-term debt, net of current portion	578,263	—	—	—	578,263
Deferred income taxes	(43,583)	72,164	11,526	—	40,107
Long-term liabilities	333,435	34,158	97,404	(429,965)	35,032

Total liabilities	883,209	146,873	201,320	(441,990)	789,412

Commitments and contingencies (note 8)
Member’s equity:
Common equity	(611,057)	581,453	217,608	(3,893)	184,111
Accumulated other comprehensive income	1,863	(1,195)	14,962	—	15,630

Total member’s equity	(609,194)	580,258	232,570	(3,893)	199,741

Total liabilities and member’s equity	$274,015	$727,131	$433,890	$(445,883)	$989,153

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Balance Sheet

	As of December 31, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,941	$45,993	$—	$100,934
Receivables, net	—	45,048	69,950	(7,412)	107,586
Inventories of products	—	109,691	88,697	(5,793)	192,595
Inventories of materials and supplies	—	5,935	3,401	—	9,336
Other current assets	4,729	9,565	9,217	—	23,511
Deferred income taxes	—	6,027	(4,074)	—	1,953

Total current assets	4,729	231,207	213,184	(13,205)	435,915
Property, plant, and equipment, less accumulated depreciation	127,589	173,900	92,703	—	394,192
Identifiable intangible assets	53,037	—	48,811	—	101,848
Investment in unconsolidated joint venture	813	—	9,729	—	10,542
Deferred financing costs	12,711	—	—	—	12,711
Other long-term assets	105,385	290,963	4,127	(390,870)	9,605

Total assets	$304,264	$696,070	$368,554	$(404,075)	$964,813

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$—	$—	$—	$30,570
Accounts payable-trade	2,900	26,726	34,719	—	64,345
Other payables and accruals	8,069	21,448	19,241	—	48,758
Due to (from) related parties	—	1,835	18,696	(7,412)	13,119

Total current liabilities	41,539	50,009	72,656	(7,412)	156,792
Long-term debt, net of current portion	432,093	—	—	—	432,093
Deferred income taxes	(9,055)	42,764	301	—	34,010
Long-term liabilities	285,485	28,950	106,148	(390,870)	29,713

Total liabilities	750,062	121,723	179,105	(398,282)	652,608

Commitments and contingencies (note 8)
Member’s equity:
Common equity	(448,685)	574,347	195,028	(5,793)	314,897
Accumulated other comprehensive income	2,887	—	(5,579)	—	(2,692)

Total member’s equity	(445,798)	574,347	189,449	(5,793)	312,205

Total liabilities and member’s equity	$304,264	$696,070	$368,554	$(404,075)	$964,813

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$514,994	$654,155	$(153,383)	$1,015,766
Other	—	216	32,139	—	32,355

Total revenues	—	515,210	686,294	(153,383)	1,048,121
Costs and expenses:
Cost of goods sold	(1,900)	415,837	583,172	(153,383)	843,726

Gross profit	1,900	99,373	103,122	—	204,395
Research and development expenses	—	14,153	10,445	—	24,598
Selling, general and administrative expenses	—	42,840	30,936	—	73,776
Depreciation	16,199	19,202	8,173	—	43,574
Earnings in joint venture	—	—	(168)	—	(168)
Interest expense (income)	41,643	(9,063)	7,967	—	40,547

Income (loss) before income taxes	(55,942)	32,241	45,769	—	22,068
Income tax (provision) benefit	21,772	(27,471)	(19,927)	—	(25,626)

Net income (loss)	$(34,170)	$4,770	$25,842	$—	$(3,558)

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$523,567	$562,740	$(133,386)	$952,921
Other	—	425	22,245	—	22,670

Total revenues	—	523,992	584,985	(133,386)	975,591
Costs and expenses:
Cost of goods sold	4,939	404,664	489,795	(133,386)	766,012

Gross profit	(4,939)	119,328	95,190	—	209,579
Research and development expenses	—	12,933	13,219	—	26,152
Selling, general and administrative expenses	—	44,571	28,160	—	72,731
Depreciation and amortization	18,390	18,396	7,304	—	44,090
Earnings in joint venture	—	—	(1,516)	—	(1,516)
Interest expense (income)	36,657	(7,624)	4,910	—	33,943

Income (loss) before income taxes	(59,986)	51,052	43,113	—	34,179
Income tax (provision) benefit	22,401	(18,101)	(15,819)	—	(11,519)

Net income (loss)	$(37,585)	$32,951	$27,294	$—	$22,660

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Year Ended December 31, 2004
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$426,346	$462,677	$(97,797)	$791,226
Other	—	—	16,160	—	16,160

Total revenues	—	426,346	478,837	(97,797)	807,386
Costs and expenses:
Cost of goods sold	33,054	325,602	432,109	(97,797)	692,968

Gross profit	(33,054)	100,744	46,728	—	114,418
Research and development expenses	—	10,845	12,333	—	23,178
Selling, general and administrative expenses	—	38,792	26,111	—	64,903
Depreciation and amortization	17,012	18,311	7,307	—	42,630
Earnings in joint venture	—	—	(462)	—	(462)
Interest expense (income)	40,265	(6,124)	4,822	—	38,963

Income (loss) before income taxes	(90,331)	38,920	(3,383)	—	(54,794)
Income tax (provision) benefit	34,207	(19,022)	3,788	—	18,973

Net income (loss)	$(56,124)	$19,898	$405	$—	$(35,821)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Condensed Cash Flows

	Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(44,782)	$22,183	$21,322	$—	$(1,277)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(15,325)	(22,556)	—	(37,881)

Net cash used in investing activities	—	(15,325)	(22,556)	—	(37,881)

Cash flows provided by (used in) financing activities:
Proceeds from debt	123,008	—	—	—	123,008
Repayment of debt	(3,558)	—	—	—	(3,558)
Cash dividend to parent	(129,533)	—	—	—	(129,533)
Deferred financing costs	(2,678)	—	—	—	(2,678)
Net proceeds from insurance note payable	739	—	—	—	739
Proceeds from (payments on) intercompany loans	56,804	(47,949)	(8,855)	—	—

Net cash provided by (used in) financing activities	44,782	(47,949)	(8,855)	—	(12,022)

Effect of exchange rate difference on cash	—	—	(6,153)	—	(6,153)

Net increase (decrease) in cash and cash equivalents	—	(41,091)	(16,242)	—	(57,333)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$13,850	$29,751	$—	$43,601

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(42,419)	$86,408	$25,353	$—	$69,342
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(12,091)	(6,603)	—	(18,694)

Net cash used in investing activities	—	(12,091)	(6,603)	—	(18,694)

Cash flows provided by (used in) financing activities:
Repayment of debt	(2,680)	—	—	—	(2,680)
Proceeds from issuance of common equity	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Proceeds from (payments on) intercompany loans	45,099	(35,357)	(9,742)	—	—

Net cash provided by (used in) financing activities	42,419	(35,357)	(9,742)	—	(2,680)

Effect of exchange rate difference on cash	—	—	6,609	—	6,609

Net increase (decrease) in cash and cash equivalents	—	38,960	15,617	—	54,577
Cash and cash equivalents at beginning of period	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$54,941	$45,993	$—	$100,934

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Condensed Cash Flows

	Year Ended December 31, 2004
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$(26,216)	$73,042	$26,336	$—	$73,162
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(24,605)	(10,039)	—	(34,644)

Net cash used in investing activities	—	(24,605)	(10,039)	—	(34,644)

Cash flows provided by (used in) financing activities:
Repayment of debt	(94,657)	—	—	—	(94,657)
Proceeds from issuance of common equity	90,063	—	—	—	90,063
Deferred financing costs	(549)	—	—	—	(549)
Proceeds from (payments on) intercompany loans	31,340	(32,274)	934	—	—

Net cash provided by (used in) financing activities	26,197	(32,274)	934	—	(5,143)

Effect of exchange rate difference on cash	—	—	(4,518)	—	(4,518)

Net increase (decrease) in cash and cash equivalents	(19)	16,163	12,713	—	28,857
Cash and cash equivalents at beginning of period	19	(182)	17,663	—	17,500

Cash and cash equivalents at end of period	$—	$15,981	$30,376	$—	$46,357

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Kraton Polymers LLC:
     Under date of April 10, 2007, we reported on the consolidated balance sheets of Kraton Polymers LLC as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included in the Company’s Annual Report on Form 10-K. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.
     In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in notes 2 and 7, to the consolidated financial statements, the Company changed its method of accounting for share-based compensation plans as of January 1, 2006 and its method of accounting for defined benefit and other postretirement plans as of December 31, 2006.
/s/ KPMG LLP
Houston, Texas
April 10, 2007

Schedule II
Kraton Polymers LLC
Valuation Accounts
For the Years Ended December 31, 2004 and 2005 and 2006
(In thousands)

	Balance	Charged to		Balance
	at Beginning	Costs and		at End of
	of Period	Expenses	Deductions	Period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$—	$835	$(85)	$750
Year ended December 31, 2005	750	936	(673)	1,013
Year ended December 31, 2006	1,013	1,382	(238)	2,157

	Balance	Charged to		Balance
	at Beginning	Costs and		at End of
	of Period	Expenses	Deductions	Period
Inventory Reserves
Year ended December 31, 2004	$—	$14,301	$(12,284)	$2,017
Year ended December 31, 2005	2,017	7,773	(4,764)	5,026
Year ended December 31, 2006	5,026	9,250	(10,061)	4,215

EXHIBIT INDEX
ITEM 15. EXHIBITS.
     The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated in this registration statement by reference.

Exhibit
No.	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger dated November 5, 2003, among Ripplewood Chemical Holding LLC, Kraton Polymers LLC, Polymer Holdings LLC and Polymer Acquisition LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 2.1 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

3.1	Certificate of Formation of Ripplewood Chemical Acquisition LLC dated August 24, 2000 (incorporated by reference from Exhibit 3.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.2	Certificate of Amendment to the Certificate of Formation of Ripplewood Chemical Acquisition LLC dated December 11, 2000, changing the name to RK Polymers LLC (incorporated by reference from Exhibit 3.2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.3	Certificate of Amendment to Certificate of Formation of RK Polymers LLC dated February 28, 2001, changing the name to Kraton Polymers LLC (incorporated by reference from Exhibit 3.3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.4	Second Amended and Restated Limited Liability Company Agreement of Kraton Polymers LLC dated March 31, 2004 (incorporated by reference from Exhibit 3.4 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.5	Certificate of Formation of TPG Polymer Holdings, LLC dated October 28, 2003 (incorporated by reference from Exhibit 3.1 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.6	Amended and Restated Certificate of Formation of TPG Polymer Holdings, LLC dated November 24, 2003, changing name to Polymer Holdings LLC (incorporated by reference from Exhibit 3.2 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.7	Amended and Restated Limited Liability Company Agreement of Polymer Holdings LLC, dated December 23, 2003 (incorporated by reference from Exhibit 3.3 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.1	Indenture dated as of December 23, 2003, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as trustee, relating to the 8.125% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.2	Form of 8.125% Senior Subordinated Notes due 2014 of Kraton Polymers LLC and Kraton Polymers Capital Corporation (included as Exhibit A1 to the Indenture filed as Exhibit 4.1) (1)

4.3	Exchange and Registration Rights Agreement dated December 23, 2003, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein, Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference from Exhibit 4.3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005) (incorporated by reference from Exhibit 4.1 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.4	Pledge and Security Agreement dated December 23, 2003, among Kraton Polymers LLC, Polymer Holdings LLC, Kraton Polymers Capital Corporation, Elastomers Holdings LLC, Kraton Polymers U.S. LLC, as Grantors and UBS AG, Stanford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.4 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

Exhibit
No.	Description of Exhibits

4.5	Credit and Guaranty Agreement dated December 23, 2003, among Kraton Polymers LLC, as Borrower, Polymer Holdings LLC, certain subsidiaries of Kraton Polymers LLC, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent, UBS AG, Stanford Branch, as Administrative Agent and Collateral Agent and Morgan Stanley Senior Funding Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch and General Electric Capital Corporation, as Documentation Agents (incorporated by reference from Exhibit 4.5(a) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.6	Amendment No. 1 to the Credit and Guaranty Agreement dated as of March 4, 2004 (incorporated by reference from Exhibit 4.5(b) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.7	Amendment No. 2 to the Credit and Guaranty Agreement dated as of October 21, 2004 (incorporated by reference from Exhibit 4.5(c) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.8	Amendment No. 3 to Credit and Guaranty Agreement dated as of February 16, 2006, among Kraton, each of the Guarantors listed on the signature pages attached thereto, the Lenders, and UBS AG, Stamford Branch (incorporated by reference from Exhibit 10.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

4.9	Amendment No. 4 to Credit and Guaranty Agreement dated as of May 12, 2006, by and among Kraton; Polymer Holdings and certain subsidiary companies; Goldman Sachs Credit Partners L.P.; UBS AG, Stamford Branch; Morgan Stanley Senior Funding Inc.; Credit Suisse, Cayman Island Branch; and General Electric Capital Corporation (incorporated by reference from Exhibit 10.3 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

4.10	Amendment No. 5 to Credit and Guaranty Agreement dated December 15, 2006, between the Company, the Guarantors, the Administrative Agent and the Lenders (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 21, 2006)

4.11	Joinder Agreement dated June 7, 2006, between the Lender, the Company, the Guarantors and the Administrative Agent (incorporated by reference from Exhibit 10.3 to Kraton’s Current Report on Form 8-K filed with the Commission on June 7, 2006)

10.1	Employment Agreement dated November 1, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.5 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.1(a)	Amendment No. 2 to Employment Agreement dated April 9, 2007, between George Gregory and Kraton Polymers LLC*

10.2	Notional Unit Award Grant Agreement dated September 10, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.6 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.3	Profits Unit Award Agreement dated September 10, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.7 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.4	Letter Agreement dated March 17, 2005, between Kraton Management LLC and George Gregory (incorporated by reference from Exhibit 10.08(b) to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.5	Employment Agreement dated April 12, 2004, between Richard A. Ott and Kraton Polymers LLC (incorporated by reference from Exhibit 10.20 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.5(a)	Amendment No. 2 to Employment Agreement dated April 9, 2007, between Richard A. Ott and Kraton Polymers LLC*

Exhibit
No.	Description of Exhibits

10.6	Profits Unit Award Agreement dated September 10, 2004, between Richard Ott and Kraton Polymers LLC (incorporated by reference from Exhibit 10.22 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.7	Employment Agreement dated April 12, 2004, between Joseph J. Waiter, and Kraton Polymers LLC (incorporated by reference from Exhibit 10.23 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.8	Profits Unit Award Agreement dated September 10, 2004, between Joseph Waiter and Kraton Polymers LLC (incorporated by reference from Exhibit 10.25 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.9	Employment Agreement dated March 8, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.26 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.9(a)	Amendment No. 3 to Employment Agreement dated April 9, 2007, between David Bradley and Kraton Polymers LLC*

10.10	Profits Unit Award Agreement dated September 10, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.28 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.11	Restricted Unit Award Grant Agreement dated September 10, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.29 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.12	Restricted Unit Award Grant Agreement dated as of March 17, 2005, between Kraton Polymers LLC and David Bradley (incorporated by reference from Exhibit 10.29(a) to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.13	Employment Agreement dated as of March 2, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.52 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.14	Notional Unit Award Grant Agreement dated as of March 17, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.53 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.15	Profits Unit Award Agreement dated as of March 17, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.55 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.16	Employment Agreement dated November 9, 2005, between Kraton and Kevin M. Fogarty (incorporated by reference from Exhibit 10.3 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.16(a)	Amendment No. 2 to Employment Agreement dated April 9, 2007, between Kevin M. Fogarty and Kraton Polymers LLC*

10.17	Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin Fogarty and Kraton Polymers LLC (incorporated by reference from Exhibit 10.56 to Amendment No. 3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on August 29, 2005)

10.18	Profits Unit Award Agreement dated July 15, 2005, between Kevin Fogarty and Kraton Management LLC (incorporated by reference from Exhibit 10.58 to Amendment No. 3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on August 29, 2005)

Exhibit
No.	Description of Exhibits

10.19	Employment Agreement dated as of December 15, 2005, between Kraton Polymers LLC and Raymond Guba (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 16, 2005)

10.20	Profit Unit Award Agreement Dated October 24, 2005, between Kraton Management LLC and Raymond K. Guba (incorporated by reference from Exhibit 10.5 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.21	Notional Unit Award Grant Agreement dated October 24, 2005, between Kraton Polymers LLC and Raymond K. Guba (incorporated by reference from Exhibit 10.6 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.21(a)	Separation Agreement and General Release and Waiver dated October 26, 2006, between the Company and Raymond K. Guba (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

10.22	Kraton Polymers LLC Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.30 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.23	TJ Chemical Holdings LLC 2004 Option Plan and Form of Option Grant Agreement (incorporated by reference from Exhibit 10.31 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.24	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Raffinaderij B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.32 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.25	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.33 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.26	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Shell Chimie S.A. and Kraton Polymers France S.A.S. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.34 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.27	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.35 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.28	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers France S.A.S. and Shell Chimie S.A. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.36 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.29	Production Agreement dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.37 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.30	Amended and Restated Belpre Facility Sharing and Operating Agreement dated July 1, 1999, among Infineum USA LP, Shell Oil Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.38 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

Exhibit
No.	Description of Exhibits

10.31	Styrene Sales Contract dated August 30, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.39 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.32	Agreement dated January 31, 2000, between Shell Hydrocarbures et Derives S.A.S. and Kraton Polymers France S.A.S. for common reception and storage of Styrene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.40 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.33	Multi-Site Agreement for the supply of Styrene Monomer dated February 28, 2001, among Shell Nederland Chemie B.V., Shell Chimie S.A. and Kraton Polymers Nederland BV (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.41 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.34	Butadiene Sales Contract dated September 11, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.42 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.35	1,3-Butadiene Agreement dated October 1, 1999, between Shell Chimie S.A. and Kraton Polymers France S.A.S. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.43 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.36	Deed of Novation dated December 20, 2005, between Shell Chemical Europe B.V., Shell Pétrochimie Méditerranée S.A.S., Basell Polyoléfines France S.A.S. and Kraton Polymers France S.A.S (incorporated by reference from Exhibit 10.36 to Kraton’s Annual Report on Form 10-K filed with the Commission on March 30, 2006)

10.37	1,3-Butadiene Agreement dated December 1, 1999, between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.44 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.38	Sales Contract dated September 11, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.45 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.39	Agreement dated February 28, 2001, between Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. for the supply of Isoprene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.46 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.40	Manufacturing Facility Lease dated August 24, 2000, between Shell Chemie and Kravis (Berre-Kraton D) (incorporated by reference from Exhibit 10.47 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.41	Manufacturing Facility Lease dated August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference from Exhibit 10.48 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.42	Business Lease dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.49 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

Exhibit
No.	Description of Exhibits

10.43	Amendment to the Business Lease dated March 31, 2000, between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (incorporated by reference from Exhibit 10.49(a) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.44	Contribution Agreement dated February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.50 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.45	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappil B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.51 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.46	Sales Contract dated April 25, 2006, between Kraton Polymers U.S. LLC and Shell Chemical LP. (incorporated by reference from Exhibit 10.2 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

10.47	Employment Agreement dated April 9, 2007, between Kraton Polymers LLC and Nicholas G. Dekker*

10.48	Tripartite Agreement dated April 9, 2007, among Kraton Polymers LLC, Nicholas G. Dekker and Kraton Polymers France SAS*

10.49	Notional Unit Award Grant Agreement dated November 30, 2005, between the Company and Nicholas G. Dekker (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.50	Profit Unit Award Agreement dated October 6, 2006, between Management LLC and Nicholas G. Dekker. (incorporated by reference from Exhibit 10.2 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.51	Form of Amendment No. 1 to the Employment Agreement of Executive Officers (incorporated by reference from Exhibit 10.3 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.52	Form of Amendment No. 2 to the Employment Agreement of Executive Officers (incorporated by reference from Exhibit 10.4 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.53	Form of Amendment No. 1 to the Profits Unit Award Agreement (incorporated by reference from Exhibit 10.5 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges*

21.1	List of Significant Subsidiaries (incorporated by reference from Exhibit 21.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.