Form 10-Q
period 2007-03-31
Kraton Polymers LLC
filed 2007-05-14
CIK 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Kraton Polymers LLC
(Exact name of Register as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2805249 (I.R.S. Employer Identification No.)

15710 John F. Kennedy Blvd. Suite 300 Houston, TX 77032 (Address of principal executive offices, including zip code)	281-504-4700 (Registrant’s telephone number, including area code)
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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Kraton Polymers LLC
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(In thousands of U.S. dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,760	$43,601
Receivables, net of allowances of $2,169 and $2,157	142,998	135,937
Inventories of products, net	265,304	256,785
Inventories of materials and supplies, net	11,522	10,903
Other current assets	17,375	13,308
Deferred income taxes	1,931	1,931

Total current assets	486,890	462,465
Property, plant and equipment, less accumulated depreciation of $115,886 and $105,219	400,070	403,743
Identifiable intangible assets, less accumulated amortization of $23,786 and $21,978	84,823	86,631
Investment in unconsolidated joint venture	9,683	9,376
Deferred financing costs	12,504	13,038
Other long-term assets	14,935	13,900

Total assets	$1,008,905	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$3,850
Accounts payable-trade	100,498	68,940
Other payables and accruals	49,070	53,130
Due to related parties	8,989	9,351
Insurance note payable	4,771	739

Total current liabilities	167,178	136,010
Long-term debt, net of current portion	577,300	578,263
Deferred income taxes	38,490	40,107
Other long-term liabilities	35,226	35,032

Total liabilities	818,194	789,412

Commitments and contingencies (note 9)
Member’s equity:
Common equity	171,889	184,111
Accumulated other comprehensive income	18,822	15,630

Total member’s equity	190,711	199,741

Total liabilities and member’s equity	$1,008,905	$989,153

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	March 31, 2007	March 31, 2006

Revenues
Sales	$240,502	$220,786
Other	6,324	8,603

Total revenues	246,826	229,389
Costs and expense:
Costs of goods sold	214,501	176,944

Gross profit	32,325	52,445
Research and development expenses	6,523	5,941
Selling, general, and administrative expenses	17,009	17,904
Depreciation and amortization of identifiable intangibles	12,050	11,040
Earnings in joint venture	(230)	(306)
Interest Expense, net	10,730	8,425

(Loss) income before income taxes	(13,757)	9,441
Income tax benefit (provision)	561	(2,946)

Net (loss) income	$(13,196)	$6,495

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	March 31,	March 31,
	2007	2006
Cash flows provided by (used in) operating activities:
Net (loss) income	$(13,196)	$6,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	12,050	11,040
Amortization of deferred financing costs	534	562
Loss on disposal of fixed assets	193	34
(Undistributed) distributed earnings in joint venture	(230)	959
Deferred tax (benefit) provision	(1,361)	1,465
Non-cash compensation related to equity awards	620	617
Decrease (increase) in working capital:
Accounts receivable	(5,732)	(22,696)
Due to related party	(335)	1,726
Inventories of products, materials and supplies	(6,600)	(43,074)
Other assets	(5,641)	4,751
Accounts payable-trade, other payables and accruals, and long-term liabilities	26,133	4,684

Net cash provided by (used in) operating activities	6,435	(33,437)

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(4,704)	(6,154)
Proceeds from sale of property, plant and equipment	17	—

Net cash used in investing activities	(4,687)	(6,154)

Cash flows provided by (used in) financing activities:
Repayment of debt	(963)	(670)
Net proceeds from insurance note payable	4,032	7,392

Net cash provided by financing activities	3,069	6,722

Effect of exchange rate differences on cash	(658)	(1,673)

Net increase (decrease) in cash and cash equivalents	4,159	(34,542)
Cash and cash equivalents, beginning of period	43,601	100,934

Cash and cash equivalents, end of period	$47,760	$66,392

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$1,177	$814
Cash paid during the period for interest	10,087	12,769
See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Notes to Consolidated Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies
     (a) Organization and Description of Business
     Kraton Polymers LLC, or Kraton, together with its subsidiaries, unless otherwise indicated, are collectively referred to as “we” “our,” “ours,” and “us” is the parent of Elastomers Holdings LLC (holding company of our United States operations), Kraton Polymers Holdings B.V. (holding company of the rest of the world operations) and Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or Polymer Holdings, own 100% of our equity interests. TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymers Holdings. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and affiliates and Kraton Management LLC, or Management LLC.
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
     The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Our financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in Kraton’s Form 10-K for the year ended December 31, 2006. The accompanying consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.
     (c) Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including and Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential affect of this statement.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157,  “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not request any new fair value measurements. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position, results of operations or cash flows.
(2) Share-Based Compensation
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified-prospective method. Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes option-pricing model to estimate the grant-date fair value of share based awards. SFAS No. 123(R) addresses all forms of share-based compensation including stock options and restricted stock. See footnote 9(a) for a description of T.J. Chemical Holdings LLC Membership Units Plan and footnote 9(b) for a description of T.J. Chemical Holdings LLC 2004 Option Plan.
     Information pertaining to option activity for the three months ended March 31, 2007 is as follows (number of options in thousands):

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at December 31, 2006	15,368	$1.00
Granted	—	—
Exercised	—	—
Cancelled	(111)	1.00

Outstanding at March 31, 2007	15,257	$1.00

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
     As of March 31, 2007 there was a net liability of approximately $1.0 million related to unpaid employee severance cost. The unpaid severance cost is estimated to be paid during the second quarter of the 2007 and unpaid early lease termination penalty of approximately $0.6 million is expected to be paid during the second and third quarters of 2007. The remaining exit activity costs of approximately $0.3 million associated with the closure of our office in London, United Kingdom are expected to be paid over the next several years ending in the second quarter of 2011.
     There were no restructuring charges recorded in the March 31, 2007 consolidated statement of income. The restructuring charges discussed above were recorded in the March 31, 2006 consolidated statement of operations as follows (in thousands):

Selling, general and administrative	$479
     The following table summarizes the activities related to the Company’s restructuring liability by component (in thousands):

	Severance	Exit Activity
	Costs (1)	Costs	Total
Reserve balance at December 31, 2006	$2,042	$935	$2,977
Cash payments	(1,090)	(54)	(1,144)

Reserve balance at March 31, 2007	$952	$881	$1,833

(1)	Excludes additional pension and other postretirement benefits expense of approximately $2.3 million.

(4) Detail of Certain Balance Sheet Accounts
     The components of inventories of products and other payables and accruals included the following (in thousands):

	March 31,	December 31,
	2007	2006
Inventories of products, net:
Finished products	$216,931	$211,120
Work in progress	3,793	4,098
Raw materials	44,580	41,567

	$265,304	$256,785

Other payables and accruals:
Employee related	$8,148	$14,979
Interest	7,992	7,604
Property and other taxes	5,229	4,102
Customer rebates	3,313	3,089
Income taxes payable	8,306	8,504
Other	16,082	14,852

	$49,070	$53,130

(5) Comprehensive Income (Loss)
     The components of comprehensive income (loss) include the following (in thousands):

	Three Months Ended
	March 31
	2007	2006
Net (loss) income	$(13,196)	$6,495
Foreign currency adjustments	3,639	6,273
Unrealized (loss) gain on interest rate swaps, net of tax	(447)	205

Total comprehensive (loss) income	$(10,004)	$12,973

     Accumulated other comprehensive income (loss) consisted of the following for (in thousands):

	March 31,	December 31,
	2007	2006
Foreign currency adjustments	$18,601	$14,962
Unrealized gain on interest rate swaps, net of tax	1,416	1,863
Pension adjustment, net of tax	(1,195)	(1,195)

Total accumulated other comprehensive income	$18,822	$15,630

(6) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Senior Secured Credit Facilities:
Term loans	$381,150	$382,113
Revolver	—	—
8.125% Notes	200,000	200,000

Total debt	581,150	582,113
Less current portion of long-term debt	3,850	3,850

Total long-term debt	$577,300	$578,263

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
     Interest
     The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the three months ended March 31, 2007 and 2006 were 6.6% and 6.5%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
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
     As of March 31, 2007, we were in compliance with all covenants under the Credit Agreement.
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
     As of March 31, 2007, we were in compliance with all covenants under the 8.125% Notes.
(7) Financial Instruments
     (a) Interest Rate Swap Agreements
     Prior to the Amendment of the Credit Agreement under the term loan portion of the senior secured credit facility, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the term loan portion of the credit facility. As of March 31, 2007, the fair market value of the agreements in effect was an asset of approximately $0.7 million. The agreements have an average fixed rate of 3.524%.
     (b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007
	Carrying Value	Fair Value
Term loans	$381,150	$381,150
8.125% Notes	200,000	200,000

	December 31, 2006
	Carrying Value	Fair Value
Term loans	$382,113	$382,113
8.125% Notes	200,000	200,000
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
     The effective tax rate for the three months ended March 31, 2007 was approximately 4.1% as compared to a rate of 31.2% in the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period. Our effective tax rate for the three months ended March 31, 2006 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits or accrued interest and penalties. The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdiction. As of the January 1, 2007 our 2003-2006 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.
     As of January 1, 2007, we had total unrecognized tax benefits of approximately $ 2.4 million. During the three months ended March 31, 2007, we had no significant changes in these tax positions related to the current reporting or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statutes of limitations. Changes were primarily due to exchange rate differences. As of March 31, 2007, we estimated $ 2.7 million in unrecognized tax benefits, if recognized, would impact the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. As of March 31, 2007, we had accrued approximately $ 0.3 million in interest and penalties. During the three months ended March 31, 2007, we did not recognize any material interest and penalties charges related to unrecognized tax benefits. As of January 1, 2007, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of the three months ended March 31, 2007, no material changes have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

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
(10) Employee Benefits
     (a) Investment in Kraton Management LLC
     We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price and have been granted restricted and notional restricted membership units. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. As of March 31, 2007, there were 2,505,000 membership units of Management LLC issued and outstanding.
     (b) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of March 31, 2007 there were 15,257,000 options granted and outstanding. There were no options granted during the three months ended March 31, 2007. All options granted in fiscal 2004, fiscal 2005 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.
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
     (c) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of March 31, 2007, there were 2,056,250 profits units granted and not yet vested.
     (d) Kraton Polymers LLC Executive Deferred Compensation Plan
     In 2006, certain employees participated in the Kraton Executive Deferred Compensation Plan, which was originally approved by the Board of Directors of Kraton on September 9, 2004. Participants in the plan are permitted to elect to defer a portion (generally, up to 50%) of their annual incentive bonus. Participating employees are credited with a number of phantom membership units based on the fair value of TJ Chemical membership units as of the date of deferral. Distributions from plan accounts may be made in TJ Chemical membership units, Management LLC membership units, or cash, at the discretion of the committee. Such distributions will occur upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the Kraton Deferred Compensation Plan and as of December 31, 2006. With respect to the 2006 accrued bonus liability, our executive officers in total elected to defer $351,250 during the three months ended March 31, 2007, and received 354,799 Notional Units. Pursuant to their participation in the Executive Deferred Compensation Plan (as described above), our executive officers in total hold 354,799 Notional Units in their plan accounts as of March 31, 2007. All such units are 100% vested and subject to the terms of the plan.
     (e) 2006 Incentive Compensation Plan
     On March 6, 2007, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2007 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2007 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers and certain employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2007, the Board established a common bonus pool proportional to the consolidated Adjusted Bank EBITDA (“Adjusted EBITDA”) which will be used in our Term Loan Covenants calculations for the year ended December 31, 2007. It is expected that the common bonus pool will be in the range of $8 million to $9 million, but could be more or less depending on the performance of the Company. Once the common bonus pool is determined based on Adjusted EBITDA, the common bonus pool under the 2007 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.

     (f) Retirement Plans
     The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2007 and March 31, 2006, are as follows (in thousands):

	Three Months Ended
	March 31
	2007	2006
Components of net periodic benefit cost:
Service cost	$644	$797
Interest cost	969	849
Expected return on plan assets	(908)	(799)

Net periodic benefit cost	$705	$847

     The components of net periodic benefit cost related to other postretirement benefits for the three months ended March 31, 2007 and March 31, 2006, are as follows (in thousands):

	Three Months Ended
	March 31
	2007	2006
Components of net periodic benefit cost:
Service cost	$88	$103
Interest cost	187	137
Recognized actuarial gain	—	—

Net periodic benefit cost	$275	$240

(11) Industry Segment and Foreign Operations
     We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.
     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net Revenues:
United States	$86,581	$85,309
Germany	33,954	24,293
Japan	12,511	16,107
Netherlands	11,942	14,323
Italy	11,915	13,289
United Kingdom	9,362	9,326
Brazil	8,936	7,233
China	8,033	8,923
Belgium	7,540	1,999
France	5,738	6,993
Taiwan	5,269	3,634
Canada	4,746	6,100
Thailand	3,612	3,679
Argentina	3,484	3,125
Turkey	2,807	2,777
Sweden	2,699	2,124
Mexico	2,625	1,968
Denmark	2,608	1,311
Australia	2,475	2,980
All other countries	19,989	13,896

	$246,826	$229,389

	March 31,	December 31,
	2007	2006
Long-lived Assets:
United States	$284,164	$283,171
Germany	33,884	32,506
Japan	3,310	3,225
France	101,582	100,476
Netherlands	30,345	29,436
Brazil	50,351	48,485
China	521	54
All other countries	11,799	11,609

	$515,956	$508,962

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
Balance Sheet

	As of March 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,305	$34,455	$—	$47,760
Receivables, net	5,424	67,633	94,209	(24,268)	142,998
Inventories of products, net	—	135,551	133,885	(4,132)	265,304
Inventories of materials and supplies	—	6,797	4,725	—	11,522
Other current assets	7,076	1,453	8,846	—	17,375
Deferred income taxes	—	8,665	(6,734)	—	1,931

Total current assets	$12,500	$233,404	269,386	(28,400)	486,890
Property, plant and equipment, less accumulated depreciation	115,001	165,663	119,406	—	400,070
Identifiable intangible assets	36,012	—	48,811	—	84,823
Investment in unconsolidated joint venture	813	—	8,870	—	9,683
Deferred financing costs	12,504	—	—	—	12,504
Other long-term assets	97,569	352,114	8,437	(443,185)	14,935

Total assets	$274,399	$751,181	$454,910	$(471,585)	$1,008,905

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$—	$—	$—	$3,850
Accounts payable-trade	2,900	41,516	56,082	—	100,498
Other payables and accruals	7,992	12,628	28,450	—	49,070
Due to (from) related parties	—	6,554	26,703	(24,268)	8,989
Insurance note payable	4,771	—	—	—	4,771

Total current liabilities	19,513	60,698	111,235	(24,268)	167,178
Long-term debt, net of current portion	577,300	—	—	—	577,300
Deferred income taxes	(48,995)	77,308	10,177	—	38,490
Long-term liabilities	346,655	34,341	97,415	(443,185)	35,226

Total liabilities	894,473	172,347	218,827	(467,453)	818,194

Commitments and contingencies (note 9) Member’s equity:
Common equity	(621,490)	580,029	217,482	(4,132)	171,889
Accumulated other comprehensive income	1,416	(1,195)	18,601	—	18,822

Total member’s equity	(620,074)	578,834	236,083	(4,132)	190,711

Total liabilities and member’s equity	$274,399	$751,181	$454,910	$(471,585)	$1,008,905

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Balance Sheet

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,850	$29,751	$—	$43,601
Receivables, net	3,509	47,194	97,259	(12,025)	135,937
Inventories of products, net	—	141,164	119,514	(3,893)	256,785
Inventories of materials and supplies	—	6,615	4,288	—	10,903
Other current assets	3,659	1,022	8,627	—	13,308
Deferred income taxes	—	8,665	(6,734)	—	1,931

Total current assets	7,168	218,510	252,705	(15,918)	462,465
Property, plant and equipment, less accumulated depreciation	117,519	169,727	116,497	—	403,743
Identifiable intangible assets	37,820	—	48,811	—	86,631
Investment in unconsolidated joint venture	813	—	8,563	—	9,376
Deferred financing costs	13,038	—	—	—	13,038
Other long-term assets	97,657	338,894	7,314	(429,965)	13,900

Total assets	$274,015	$727,131	$433,890	$(445,883)	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$—	$—	$—	$3,850
Accounts payable-trade	2,900	23,432	42,608	—	68,940
Other payables and accruals	7,605	16,415	29,110	—	53,130
Due to (from) related parties	—	704	20,672	(12,025)	9,351
Insurance note payable	739	—	—	—	739

Total current liabilities	15,094	40,551	92,390	(12,025)	136,010
Long-term debt, net of current portion	578,263	—	—	—	578,263
Deferred income taxes	(43,583)	72,164	11,526	—	40,107
Long-term liabilities	333,435	34,158	97,404	(429,965)	35,032

Total liabilities	883,209	146,873	201,320	(441,990)	789,412

Commitments and contingencies (note 9) Member’s equity:
Common equity	(611,057)	581,453	217,608	(3,893)	184,111
Accumulated other comprehensive income	1,863	(1,195)	14,962	—	15,630

Total member’s equity	(609,194)	580,258	232,570	(3,893)	199,741

Total liabilities and member’s equity	$274,015	$727,131	$433,890	$(445,883)	$989,153

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Three Months Ended March 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$126,533	$149,696	$(35,727)	$240,502
Other	—	41	6,283	—	6,324

Total revenues	—	126,574	155,979	(35,727)	246,826
Costs and expenses:
Cost of goods sold	239	108,940	141,049	(35,727)	214,501

Gross profit	(239)	17,634	14,930	—	32,325
Research and development expenses	—	3,869	2,654	—	6,523
Selling, general, and administrative expenses	—	9,928	7,081	—	17,009
Depreciation and amortization	4,324	5,149	2,577	—	12,050
Earnings in joint venture	—	—	(230)	—	(230)
Interest expense (income)	11,253	(2,281)	1,758	—	10,730

Income (loss) before income taxes	(15,816)	969	1,090	—	(13,757)
Income tax benefit (provision)	5,144	(5,144)	561	—	561

Net (loss) income	$(10,672)	$(4,175)	$1,651	$—	$(13,196)

	Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$121,514	$147,276	$(48,004)	$220,786
Other	—	—	8,603	—	8,603

Total revenues	—	121,514	155,879	(48,004)	229,389
Costs and expenses:
Cost of goods sold	2,430	91,635	130,883	(48,004)	176,944

Gross profit	(2,430)	29,879	24,996	—	52,445
Research and development expenses	—	3,170	2,771	—	5,941
Selling, general, and administrative expenses	—	10,607	7,297	—	17,904
Depreciation and amortization	4,479	4,562	1,999	—	11,040
Earnings in joint venture	—	—	(306)	—	(306)
Interest expense (income)	9,637	(2,310)	1,098	—	8,425

Income (loss) before income taxes	(16,546)	13,850	12,137	—	9,441
Income tax benefit (provision)	4,573	(3,828)	(3,691)	—	(2,946)

Net (loss) income	$(11,973)	$10,022	$8,446	$—	$6,495

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Cash Flows

	Three Months Ended March 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(16,288)	$13,759	$8,964	$—	$6,435

Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(1,085)	(3,602)	—	(4,687)

Net cash used in investing activities	—	(1,085)	(3,602)	—	(4,687)

Cash flows provided by (used in) financing activities:					—
Repayment of debt	(963)	—	—	—	(963)
Proceeds from (payments on) intercompany loans	13,219	(13,219)	—	—	—
Net proceeds from insurance note payable	4,032	—	—	—	4,032

Net cash provided by (used in) financing activities	16,288	(13,219)	—	—	3,069

Effect of exchange rate difference on cash	—	—	(658)	—	(658)

Net decrease in cash and cash equivalents	—	(545)	4,704	—	4,159
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$13,305	$34,455	$—	$47,760

	Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(46,515)	$(2,412)	$15,490	$—	$(33,437)

Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(2,332)	(3,822)	—	(6,154)

Net cash used in investing activities	—	(2,332)	(3,822)	—	(6,154)

Cash flows provided by (used in) financing activities:					—
Repayment of debt	(670)	—	—	—	(670)
Proceeds from (payments on) intercompany loans	39,793	(27,053)	(12,740)	—	—
Net proceeds from insurance note payable	7,392	—	—	—	7,392

Net cash provided by (used in) financing activities	46,515	(27,053)	(12,740)	—	6,722

Effect of exchange rate difference on cash	—	—	(1,673)	—	(1,673)

Net decrease in cash and cash equivalents	—	(31,797)	(2,745)	—	(34,542)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$23,144	$43,248	$—	$66,392

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto, included in Kraton’s Annual Report on Form 10-K as of and for the year ended December 31, 2006. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of our From 10-K and in “Factors Affecting Our Results of Operations,” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
Overview
     Kraton is a leading supplier of engineered polymers worldwide. We believe we are the world’s leading producer (in terms of both sales and volume in 2006) of styrenic block copolymers (SBCs), a family of products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered thermoplastic elastomers, which enhance the performance of numerous products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. We also sell a high-end polyisoprene rubber (IR), polyisoprene latex, and SBC-based compounded materials. Our polymers typically modify other products and are frequently processed with other materials in a variety of applications. Our products are highly customized to each unique application and typically represent a key enabler of the performance to our customers’ products. We currently offer approximately 1,000 products to over 700 customers in over 60 countries worldwide. Our global manufacturing network includes six plants, which are located in the United States, The Netherlands, Germany, France, Brazil and Japan.
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
Recent Developments
     New Innovations
     Consistent with our strategy we continued to lead SBC innovation as evidenced by developments announced across some of our core end-use markets during the three months ended March 31, 2007. Below are our most recently announced product innovations.
•	In our Adhesives, Sealants and Coating end-use market, we announced in March 2007 the commercial availability of a new Kraton SIBS product, for use in hot melt adhesive labels. This new polymer has been designed specifically for label applications and offers economic and performance advantages over other conventional products. This unique polymer exhibits outstanding adhesive properties with an excellent balance of tack, peel, shear, adhesion and resistance to flagging in even the most demanding label applications.

•	In our Packaging and Films end-use market, we announced in April 2007 the Food and Drug Administration (“FDA”) cleared Kraton’s styrene-ethylene-butylene-styrene (“SEBS”) products for use in fatty food applications. This product line has been cleared for use in non-fatty food applications for over 30 years. All current FDA grade Kraton SEBS products can now be used for all types of food packaging in all conditions of use as defined by the FDA. This will allow Kraton’s customers the flexibility of using our SEBS polymers in direct contact with food containing free fats and oils. Kraton SEBS products offer impact and puncture resistance, clarity, flexibility and toughness which are unmatched in the industry.

Critical Accounting Policies
     Our significant accounting policies are more fully described in the notes to the December 31, 2006 consolidated financial statements included in Kraton’s Annual Report on Form 10-K as of and for the year then ended. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies, which involve the judgment of management.
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
     Property, Plant and Equipment
     One of the most critical accounting policies affecting our long-lived assets is the determination of the estimated useful lives of our property, plant and equipment. The estimated useful lives of our chemical assets, which range from three years to twenty years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities were based on the assumption that we would provide an appropriate level of annual capital expenditures while the plants are still in operation. Without these continued capital expenditures, the useful lives of these plants could significantly decrease. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in the statement of operations.
     We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable. Under the provisions of Statement of Financial Accounting Standards No. 144, or SFAS No. 144, we must compare the undiscounted future cash flows of an asset to its carrying value. Key factors that could significantly affect future cash flows include international competition, environmental regulations, higher or lower product prices, feedstock costs, energy costs and remaining estimated useful life.
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
Factors Affecting Our Results of Operations
Raw Materials
     Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 81% of total raw material purchases volume and approximately 51% of cost of goods sold in 2006. Our financial performance for the year ended December 31, 2006 was affected by significant increases in raw material feedstock prices. We experienced significantly higher raw material feedstock prices in 2006. Prices for these key raw materials have increased between 8% and 37% during 2006 compared to 2005 have generally been correlated to crude oil prices over the last three years. However, our recent raw material feedstock costs are volatile, as they have been driven principally by supply and demand and global economic conditions. Our first quarter 2007 financial performance was affected by the prevailing raw material pricing environment.
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
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased throughout most of 2004, 2005 and 2006. Our average acquisition costs of styrene increased more than 13% in the first quarter of 2007, as compared to the comparable period in 2006.
     Butadiene is used in the production of certain grades of both USBC and HSBC products. Prices for butadiene are also volatile, with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since 2004 we have generally experienced increasing market prices for butadiene. Our average acquisition costs of butadiene increased over 21% in the first quarter of 2007, as compared to the comparable period in 2006. These increases are the result of an increase in worldwide butadiene demand in excess of supply. Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals.
     Isoprene is used in the production of certain grades of both USBC and HSBC and IR. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market for isoprene is thin and prices are volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene rose substantially throughout 2004, 2005 and most of 2006. Our average acquisition costs for isoprene remained relatively constant in the first quarter of 2007, as compared to the comparable period in 2006. A significant factor contributing to higher prices is the extreme tightness in the market caused by operational problems of some key producers. While it is difficult to predict if additional operational problems of key isoprene producers are likely to recur, we believe it is unlikely that multiple key isoprene producers will experience operational problems in the future within the short period of time as occurred in early 2005. Nonetheless, due to the limited number of isoprene producers, any significant operational problems could potentially adversely affect available supply.
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
     International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 43% of net product sales generated from customers located in the Americas, 42% in Europe and 15% in the Asia Pacific region. In 2006, we estimated that our products were sold to customers in more than 60 countries. We serve our customer base from 6 manufacturing plants in 6 countries. As described above, changes in general economic conditions in these countries will influence our results of operations.
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the first quarter of 2007 and 2006. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

	U.S. $ per Euro		U.S. $ per 10,000 Japanese Yen		U.S. $ per Brazilian Real
	Average	Period End	Average	Period End	Average	Period End
Quarter Ended March 31, 2007	1.310	1.333	83.61	84.71	0.473	0.488
Quarter Ended March 31, 2006	1.202	1.207	85.50	85.13	0.456	0.460
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

Results of Operations
Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006
     The following table summarizes certain information relating to our operating results that have been derived from our financial statements (in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Sales	$240,502	$220,786
Other	6,324	8,603

Total revenues	246,826	229,389

Costs and expenses:
Cost of goods sold	214,501	176,944

Gross profit	32,325	52,445
Research and development expenses	6,523	5,941
Selling, general and administrative expenses	17,009	17,904
Depreciation and amortization of identifiable intangibles	12,050	11,040
Earnings in joint venture	(230)	(306)
Interest, net	10,730	8,425

Income (loss) before income taxes	(13,757)	9,441
Income tax benefit (provision)	561	(2,946)

Net (loss) income	$(13,196)	$6,495

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Sales	97.4%	96.2%
Other	2.6	3.8

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	86.9	77.1

Gross profit	13.1	22.9
Research and development expenses	2.6	2.6
Selling, general and administrative expenses	6.9	7.8
Depreciation and amortization of identifiable intangibles	4.9	4.8
Earnings in joint venture	(0.1)	(0.1)
Interest, net	4.4	3.7

Income (loss) before income taxes	(5.6)	4.1
Income tax benefit (provision)	0.2	(1.2)

Net (loss) income	(5.4)%	2.9%

Total Revenues
     Total revenues increased by 7.6% to $246.8 million for the three months ended March 31, 2007, as compared to $229.4 million for the three months ended March 31, 2006. This increase was primarily due to increased sales volume and the strengthening of the functional currencies of our foreign operations against the U.S. dollar. Sales volume increased approximately 5.0 kT, or 6.6%, from the comparable period in 2006. The Euro strengthened approximately 8.2%, the Brazilian Real appreciated approximately 3.8% and the Japanese Yen weakened approximately 2.3% during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.
     Sales. Sales increased by 8.9% to $240.5 million for the three months ended March 31, 2007, as compared to $220.8 million for the three months ended March 31, 2006. The increase in sales was primarily due to an estimated $14.5 million increase in sales volume and an approximate increase of $8.5 million due to the strengthening of the functional currencies of our foreign operations against the U.S. dollar, which were partially offset by an estimated $3.3 million decrease due to product mix and certain pricing issues. The sales volume increase was primarily due to strong growth in North America and Europe in our Paving and Roofing end-use market. We also experienced sales volume growth in our Personal Care and Packaging and Films end-use markets.
     Other revenue. Other revenues decreased by 26.7% to $6.3 million for the three months ended March 31, 2007, as compared to $8.6 million for the three months ended March 31, 2006. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, an isoprene rubber product we report as part of our USBC sales at our Netherlands facility. The decrease in other revenues is primarily due to decreased production of Kraton IR during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
Cost of Goods Sold
     Costs of goods sold increased by 21.3% to $214.5 million for the three months ended March 31, 2007, as compared to $176.9 million for the three months ended March 31, 2006. As a percentage of total revenues, cost of goods sold increased to 86.9% from 77.1%. Cost of goods sold for the three months ended March 31, 2007 when compared to the 2006 period increased $37.6 million due to: (1) an estimated $22.0 million related to increased monomer costs; (2) an estimated $10.0 million related to increased volumes; and (3) an estimated $8.4 million net increase related to manufacturing cost absorption. These increases were partially offset by an estimated $2.8 decrease in other manufacturing expenses. Average acquisition costs, per metric ton, for styrene and butadiene increased more than 13% and 21%, respectively, in the comparable periods due to the continuing tight supply and demand conditions in the marketplace, while prices for isoprene remained relatively constant.
Gross Profit
     Gross profit decreased by 38.4% to $32.3 million for the three months ended March 31, 2007, as compared to $52.4 million for the three months ended March 31, 2006. Gross profit as a percentage of total revenues decreased from 22.9% in the three months ended March 31, 2006 to 13.1% in the three months ended March 31, 2007, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses increased by 10.2% to $6.5 million for the three months ended March 31, 2007, as compared to $5.9 million for the three months ended March 31, 2006. Research and development expenses increased primarily due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, research and development expenses remained constant at 2.6%.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 5.0% to $17.0 million for the three months ended March 31, 2007, as compared to $17.9 million for the three months ended March 31, 2006. Selling, general and administrative expenses decreased primarily due to lower personnel related costs during the 2007 period when compared to the 2006 period and partially offset by an increase due to the appreciation of functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, selling, general and administrative expenses decreased to 6.9% from 7.8% in the 2007 period.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 10.0% to $12.1 million for the three months ended March 31, 2007 as compared to $11.0 million for the three months ended March 31, 2006. The increase in depreciation and amortization expense was primarily due to assets that were under construction during 2006, that were completed and placed in service.
     Earnings in joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $0.2 million for the three months ended March 31, 2007, as compared to $0.3 million for the three months ended March 31, 2006. This decrease in earnings was primarily due to increased prices of monomers. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense. Interest expense was $10.7 million for the three months ended March 31, 2007, as compared to $8.4 million for the three months ended March 31, 2006. This increase was primarily due to higher debt balances during the three months ended March 31, 2007 as compared to the 2006 period. During the three months ended March 31, 2007, and March 31, 2006, the average debt balances outstanding were $581.9 million and $462.5 million, respectively. The effective interest rates on our debt during the same periods were 7.2% and 7.3%, respectively.
     Income tax benefit (provision). Income tax benefit was $0.6 million for the three months ended March 31, 2007, as compared to a provision of $2.9 million for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was approximately 4.1% as compared to a rate of 31.2% in the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period. Our effective tax rate for the three months ended March 31, 2006 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions.
     Net (loss) income. Net loss was $13.2 million for the three months ended March 31, 2007, as compared to net income of $6.5 million for the three months ended March 31, 2006, for the reasons discussed above.
Liquidity and Capital Resources
     Operating activities. Net cash provided by operating activities was $6.4 million for the three months ended March 31, 2007, as compared to $33.4 million of cash used in operating activities for the three months ended March 31, 2006. The increase in cash provided operating activities during the three months ended March 31, 2007 was due to the timing of payments of accounts payable, partially offset by increased inventories and accounts receivable.
     Investing activities. Net cash used for investing activities was $4.7 million for the three months ended March 31, 2007, as compared to $6.2 million for the three months ended March 31, 2006. This decrease was primarily driven by the decrease in capital expenditure of $1.5 million during the three months ended March 31, 2007, as compared to the prior period.
     Financing activities. Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2007, as compared to $6.7 million for the three months ended March 31, 2006. The increase is primarily due to the decrease in the net proceeds received from an insurance bond financing agreement.
     Sources of liquidity. We are a holding company without any operations or assets other than our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances. We believe during 2007 we will generate sufficient cash flows from operations to fund our liquidity needs. As of March 31, 2007 we had $47.8 million of cash and cash equivalents. We have available to us, upon compliance with customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million, which was fully available at March 31, 2007. The ability for us to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
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
     As of March 31, 2007, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.
     Capital Expenditures. Capital investments in property, plant and equipment account for the majority of our investing activities. For the three months ended March 31, 2007, $4.7 million was spent on the purchase of property, plant and equipment as compared to $6.2 million for the three months ended March 31, 2006. The decreased spending in the 2007 period was due to the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility, which was completed during the fourth quarter of 2006.
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
     Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the three months ended March 31, 2007 and 2006 were 6.6% and 6.5%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
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
     As of March 31, 2007, we were in compliance with all covenants under the Credit Agreement.
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

     Optional Redemption. Generally, Kraton cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, Kraton may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued and unpaid interest. Prior to January 15, 2009, Kraton may redeem up to 35% of the aggregate principal amount of the 8.125% Notes with the net cash proceeds of certain permitted equity offerings or contributions at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest.
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
     As of March 31, 2007, we were in compliance with all covenants under the 8.125% Notes.
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
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in the presented periods of 2007 and 2006.
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

Off-Balance Sheet Transactions
     We are not involved in any material off-balance sheet transactions as of March 31, 2007.
Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.
     Interest rate risk. We have $381.2 million of variable rate debt outstanding under our senior secured credit facility as of March 31, 2007. The debt bears interest at the adjusted Eurodollar plus 2.50% per annum or at our option, the base rate plus 1.50% per annum. Prior to the Amendment of the Credit Agreement under the term loan portion of the senior secured credit facility, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million each, effective June 11, 2004 and July 6, 2004, respectively. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. The agreements have an average fixed rate of 3.524%. As of March 31, 2007, the fair market value of the agreements in effect was an asset of $0.7 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our variable rate debt consists of borrowings under the senior secured credit facility. The interest rates are a function of the bank prime rate or LIBOR. A 1% point change in the base interest rate on our $381.2 million of variable rate debt would result in an approximate $3.8 million change in annual income before taxes. In addition, we have entered into interest rate swaps that will terminate on June 24, 2007 covering $160 million of debt that convert the variable rate debt to a fixed rate that averages 3.524%. A 1% point change in the base interest rate would result in an approximate $1.6 million change in annual income before taxes that would serve to offset the change noted above.
ITEM 4. CONTROLS AND PROCEDURES
     We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we are required to prepare pursuant to the indenture for the notes is recorded, processed, summarized and reported as and when required.
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     On May 9, 2007, the Company’s Compensation Committee approved an increase in the annual base salary and bonus opportunity for our Chief Financial Officer and Vice President, Nicholas G. Dekker. Mr. Dekker’s annual base salary will increase to $315,000 and his target bonus opportunity will increase to 60% of his annual base salary. These increases shall be effective as of June 1, 2007.

ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraton Polymers LLC
Date: May 14, 2007	/s/ George B. Gregory
George B. Gregory
Chief Executive Officer and President

/s/ Nicholas G. Dekker
Nicholas G. Dekker
Chief Financial Officer and Vice President

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002