Form 10-Q
period 2007-06-30
Kraton Polymers LLC
filed 2007-08-14
CIK 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The equity interests of the registrant are not publicly held and the aggregate market value is therefore not determined.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Kraton Polymers LLC
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(In thousands of U.S. dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,952	$43,601
Receivables, net of allowances of $1,927 and $2,157	156,622	135,937
Inventories of products, net	265,569	256,785
Inventories of materials and supplies, net	12,252	10,903
Other current assets	16,663	13,308
Deferred income taxes	1,931	1,931

Total current assets	509,989	462,465
Property, plant and equipment, less accumulated depreciation of $126,924 and $105,219	398,613	403,743
Identifiable intangible assets, less accumulated amortization of $25,593 and $21,978	83,016	86,631
Investment in unconsolidated joint venture	9,336	9,376
Deferred financing costs	11,972	13,038
Other long-term assets	16,236	13,900

Total assets	$1,029,162	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$4,813	$3,850
Accounts payable-trade	106,805	68,940
Other payables and accruals	54,613	53,130
Due to related party	8,683	9,351
Insurance note payable	3,954	739

Total current liabilities	178,868	136,010
Long-term debt, net of current portion	576,337	578,263
Deferred income taxes	38,034	40,107
Other long-term liabilities	35,449	35,032

Total liabilities	828,688	789,412

Commitments and contingencies (note 9)
Member’s equity:
Common equity	178,698	184,111
Accumulated other comprehensive income	21,776	15,630

Total member’s equity	200,474	199,741

Total liabilities and member’s equity	$1,029,162	$989,153

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Three Months Ended June 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	June 30, 2007	June 30, 2006
Revenues
Sales	$287,326	$275,997
Other	7,570	9,291

Total revenues	294,896	285,288
Costs and expenses:
Costs of goods sold	243,460	232,788

Gross profit	51,436	52,500
Research and development expenses	6,529	7,125
Selling, general, and administrative expenses	16,605	20,084
Depreciation and amortization of identifiable intangibles	11,828	10,974
Earnings in joint venture	(95)	(134)
Interest expense, net	9,402	10,144

Income before income taxes	7,167	4,307
Income tax provision	(949)	(883)

Net income	$6,218	$3,424

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Six Months Ended June 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	June 30, 2007	June 30, 2006
Revenues:
Sales	$527,828	$496,783
Other	13,894	17,894

Total revenue	541,722	514,677
Costs and expenses:
Costs of goods sold	457,961	409,732

Gross profit	83,761	104,945
Research and development expenses	13,052	13,066
Selling, general and administrative expenses	33,614	37,988
Depreciation and amortization	23,878	22,014
Earnings in joint venture	(325)	(440)
Interest expense, net	20,132	18,569

(Loss) income before income taxes	(6,590)	13,748
Income tax provision	(388)	(3,829)

Net (loss) income	$(6,978)	$9,919

See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	June 30,	June 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net (loss) income	$(6,978)	$9,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	23,878	22,014
Amortization of deferred financing costs	1,066	1,271
Loss on disposal of fixed assets	201	60
(Undistributed) distributed earnings in joint venture	(219)	825
Deferred tax (benefit) provision	(1,010)	585
Non-cash compensation related to equity awards	1,212	1,249
Gain on interest rate swaps	(1,553)	—
Decrease (increase) in working capital:
Accounts receivable	(16,609)	(49,100)
Due to related party	(1,799)	1,896
Inventories of products, materials and supplies	(6,433)	(46,872)
Other assets	(6,673)	3,323
Accounts payable-trade, other payables and accruals, and other long-term liabilities	38,031	12,193

Net cash provided by (used in) operating activities	23,114	(42,637)

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(11,033)	(17,507)
Proceeds from sale of property, plant and equipment	20	12

Net cash used in investing activities	(11,013)	(17,495)

Cash flows provided by (used in) financing activities:
Proceeds from debt	—	123,008
Repayment of debt	(963)	(1,633)
Cash dividend to parent	—	(129,503)
Deferred financing cost	—	(2,237)
Net proceeds from insurance note payable	3,215	5,174

Net cash provided by (used in) financing activities	2,252	(5,191)

Effect of exchange rate differences on cash	(1,002)	(3,212)

Net increase (decrease) in cash and cash equivalents	13,351	(68,535)
Cash and cash equivalents, beginning of period	43,601	100,934

Cash and cash equivalents, end of period	$56,952	$32,399

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$5,981	$1,777
Cash paid during the period for interest	$14,130	$18,746
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
     The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.
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
     (c) Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential affect of SFAS No. 159 on the company’s financial position, results of operations and cash flows.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We are currently evaluating the potential affect of SFAS No. 157 on the Company’s financial position, results of operations and cash flows.
(2) Share-Based Compensation
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified-prospective method. Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes option-pricing model to estimate the grant-date fair value of share based awards. SFAS No. 123(R) addresses all forms of share-based compensation including stock options and restricted stock. See footnote 10(a) for a description of T.J. Chemical Holdings LLC Membership Units Plan and footnote 10(b) for a description of T.J. Chemical Holdings LLC 2004 Option Plan.
     Information pertaining to option activity for the six months ended June 30, 2007 is as follows (number of options in thousands):

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at December 31, 2006	15,293	$1.00
Granted	—	—
Exercised	—	—
Cancelled	(173)	1.00

Outstanding at June 30, 2007	15,120	$1.00

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
     As of June 30, 2007 there was a net liability of approximately $0.3 million related to unpaid employee severance cost, which is estimated to be paid during the third quarter of the 2007. The unpaid early lease termination penalty of approximately $0.3 million is expected to be paid during the third quarter of 2007 and the remaining exit activity costs of approximately $0.3 million associated with the closure of our office in London, United Kingdom are expected to be paid over the next several years ending in the second quarter of 2011.

     There were no restructuring charges recorded in the June 30, 2007 consolidated statements of income. Certain of the restructuring charges discussed above were recorded in the June 30, 2006 consolidated statement of operations as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of goods sold	$4,986	$4,986
Research and development	$585	$585
Selling, general and administrative	$477	$956
     The following table summarizes the activities related to the Company’s restructuring liability by component (in thousands):

	Severance	Exit Activity
	Costs (1)	Costs	Total
Reserve balance at December 31, 2006	$2,042	$935	$2,977
Cash payments	(1,766)	(307)	(2,073)

Reserve balance at June 30, 2007	$276	$628	$904

(1)	Excludes additional pension and other postretirement benefits expense of approximately $2.3 million.
(4) Detail of Certain Balance Sheet Accounts
     The components of inventories of products and other payables and accruals included the following (in thousands):

	June 30,	December 31,
	2007	2006
Inventories of products, net:
Finished products	$218,770	$211,120
Work in progress	4,135	4,098
Raw materials	42,664	41,567

	$265,569	$256,785

Other payables and accruals:
Employee related	$9,437	$14,979
Interest	14,476	7,604
Property and other taxes	5,387	4,102
Customer rebates	5,403	3,089
Income taxes payable	3,963	8,504
Other	15,947	14,852

	$54,613	$53,130

(5) Comprehensive Income (Loss)
     The components of comprehensive income (loss) include the following (in thousands):

	Three Month Ended		Six Month Ended
	June 30		June 30
	2007	2006	2007	2006
Net income (loss)	$6,218	$3,424	$(6,978)	$9,919
Foreign currency adjustments	4,369	8,468	8,009	12,271
Unrealized (loss) gain on interest rate swaps	(1,416)	(38)	(1,863)	167

Total comprehensive income (loss)	$9,171	$11,854	$(832)	$22,357

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Foreign currency adjustments	$22,971	$14,962
Unrealized gain on interest rate swaps, net of tax	—	1,863
Pension adjustment, net of tax	(1,195)	(1,195)

Total accumulated other comprehensive income	$21,776	$15,630

(6) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Senior Secured Credit Facilities:
Term loans	$381,150	$382,113
Revolver	—	—
8.125% Notes	200,000	200,000

Total debt	581,150	582,113
Less current portion of long-term debt	4,813	3,850

Total long-term debt	$576,337	$578,263

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
     Polymer Holdings and three of Kraton’s subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC and Kraton Polymers Capital Corporation have guaranteed the Credit Agreement. The guarantors, together with Kraton, are referred to as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of December 31, 2006 and 2005, Kraton had no outstanding borrowings under the Revolving Facility. In these notes to the consolidated financial statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.
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

     Interest
     The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the six months ended June 30, 2007 and 2006 were 6.6% for both periods. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
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
     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to: incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents or change our fiscal year. In addition, we are required to maintain an interest coverage ratio of 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 5.95:1.00 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 in the last two fiscal quarters of 2007 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter.
     As of June 30, 2007, we were in compliance with all covenants under the Credit Agreement.
     (b) Senior Subordinated Notes Due January 15, 2014
     On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. The 8.125% Notes are guaranteed on a senior subordinated basis by all of Kraton’s exiting and future domestic subsidiaries that guarantee the indebtedness under Kraton’s senior secured credit facility described above. The amount of 8.125% Notes outstanding at December 31, 2006 and 2005, was $200.0 million.
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
     As of June 30, 2007, we were in compliance with all covenants under the 8.125% Notes.
(7) Financial Instruments
     (a) Interest Rate Swap Agreements
     Prior to the Amendment of the Credit Agreement under the term loan portion of the senior secured credit facility, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Both of these agreements terminated on June 24, 2007, had a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commenced on June 24, 2004, and ended on the termination date. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the term loan portion of the credit facility. The agreements had an average fixed rate of 3.524%. The agreements had no fair market value as of June 30, 2007 due to the termination of the agreements on June 24, 2007. In June 2007, the Company recorded an adjustment to interest expense related to its accounting for interest rate swaps that resulted in an increase in pre-tax income of approximately $1.6 million for the three and six months ended June 30, 2007. The adjustment reflects the additional income statement effects of the Company’s highly effective interest rate swaps that should have been reflected in prior periods. The Company evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to current or prior periods.
     (b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007
	Carrying Value	Fair Value
Term loans	$381,150	$381,150
8.125% Notes	200,000	195,250

	December 31, 2006
	Carrying Value	Fair Value
Term loans	$382,113	$382,113
8.125% Notes	200,000	200,000
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
     The effective tax rate for the six months ended June 30, 2007 was approximately (5.9)% as compared to a rate of 27.9% in the six months ended June 30, 2006. Our effective tax rate for the six months ended June 30, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period. Our effective tax rate for the six months ended June 30, 2006 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions.

     Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits or accrued interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of the January 1, 2007, our 2003 through 2006 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.
     As of January 1, 2007, we had total unrecognized tax benefits of approximately $ 2.4 million. During the three months ended June 30, 2007, we had a significant change in certain tax positions mainly related to prior tax periods. The decrease of $1.4 million in these tax positions was primarily due to due to settlements with taxing authorities overseas. As of June 30, 2007, we estimated $ 1.0 million in unrecognized tax benefits, that if recognized, would impact the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. As of June 30, 2007, we had accrued approximately $ 0.3 million in interest and penalties. During the three months ended June 30, 2007, we did not recognize any material interest and penalties charges related to unrecognized tax benefits. As of January 1, 2007, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of the three and six months ended June 30, 2007, no material changes, other than the settlements with taxing authorities mentioned above, have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.
     The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized	Interest
Millions of dollars	Tax Benefits	and Penalties

Balance at January 1, 2007	$2.4	$0.3
Increase (decrease) in prior year tax positions	(1.4)	0.0

Balance at June 30, 2007	$1.0	$0.3

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
(10) Employee Benefits
     (a) Investment in Kraton Management LLC
     We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price and have been granted restricted and notional restricted membership units. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. As of June 30, 2007, there were 2,505,000 membership units of Management LLC issued and outstanding.
     (b) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of June 30, 2007 there were 15,119,500 options granted and outstanding. There were no options granted during the three and six months ended June 30, 2007. All options granted in fiscal 2004, fiscal 2005 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.
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
     A committee of TJ Chemical’s board of directors, or the Committee has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
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
     (c) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of June 30, 2007, there were 2,056,250 profits units granted and not yet vested.
     (d) Kraton Polymers LLC Executive Deferred Compensation Plan
     In 2006, certain employees participated in the Kraton Executive Deferred Compensation Plan, which was originally approved by the Board of Directors of Kraton on September 9, 2004. Participants in the plan are permitted to elect to defer a portion (generally, up to 50%) of their annual incentive bonus. Participating employees are credited with a number of phantom membership units based on the fair value of TJ Chemical membership units as of the date of deferral. Distributions from plan accounts may be made in TJ Chemical membership units, Management LLC membership units, or cash, at the discretion of the committee. Such distributions will occur upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the Kraton Deferred Compensation Plan and as of December 31, 2006. With respect to the 2006 accrued bonus liability, our executive officers in total elected to defer $351,250 during the three months ended March 31, 2007, and received 354,799 Notional Units. Pursuant to their participation in the Executive Deferred Compensation Plan (as described above), our executive officers in total hold 354,799 Notional Units in their plan accounts as of June 30, 2007. All such units are 100% vested and subject to the terms of the plan.
     (e) 2007 Incentive Compensation Plan
     On March 6, 2007, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2007 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2007 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers and certain employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2007, the Board established a common bonus pool proportional to the consolidated Adjusted Bank EBITDA (“Adjusted EBITDA”) which will be used in our Term Loan Covenants calculations for the year ended December 31, 2007. It is expected that the common bonus pool will be in the range of $6 million to $7 million, but could be more or less depending on the performance of the Company. Once the common bonus pool is determined based on Adjusted EBITDA, the common bonus pool under the 2007 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.
     (f) Retirement Plans
     The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2007 and June 30, 2006, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$644	$797	$1,288	$1,594
Interest cost	969	849	1,938	1,698
Expected return on plan assets	(908)	(799)	(1,816)	(1,598)
Restructuring costs (See Note 3)	—	772	—	772

Net periodic benefit cost	$705	$1,619	$1,410	$2,466

     The components of net periodic benefit cost related to other postretirement benefits for the three and six months ended June 30, 2007 and June 30, 2006, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$88	$103	$176	$206
Interest cost	187	137	374	274
Recognized actuarial gain	—	—	—	—
Restructuring costs (See Note 3)	—	1,401	—	1,401

Net periodic benefit cost	$275	$1,641	$550	$1,881

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
     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenues:
United States	$101,379	$105,691	$187,960	$190,999
Germany	41,036	30,102	74,991	54,395
Netherlands	15,501	14,340	27,443	28,663
Italy	13,636	15,216	25,551	28,505
Japan	12,117	15,041	24,629	31,148
China	11,515	12,199	19,548	21,122
United Kingdom	9,699	13,779	19,061	23,105
Brazil	7,771	7,089	16,707	14,322
Belgium	6,890	5,668	14,430	7,667
France	8,226	5,729	13,964	12,722
Taiwan	4,966	4,586	10,235	8,220
Canada	5,380	7,027	10,125	13,127
Poland	6,446	3,164	8,358	4,144
Thailand	3,955	4,704	7,566	8,383
Turkey	4,205	5,896	7,012	8,673
Argentina	3,281	3,032	6,764	6,157
Sweden	3,651	2,686	6,350	4,810
Denmark	2,147	1,847	4,755	3,158
Mexico	2,094	2,489	4,718	4,457
Austria	2,708	1,852	4,216	2,420
United Arab Emirates	3,689	491	4,045	1,274
All other countries	24,604	22,660	43,294	37,206

	$294,896	$285,288	$541,722	$514,677

	June 30,	December 31,
	2007	2006
Long-lived Assets:
United States	$288,834	$283,171
Germany	35,160	32,506
Japan	2,818	3,225
France	103,297	100,476
Netherlands	29,763	29,436
Brazil	53,017	48,485
China	801	54
All other countries	11,847	11,609

	$525,537	$508,962

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
Balance Sheet

	As of June 30, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$27,287	$29,665	$—	$56,952
Receivables, net	655	71,874	106,049	(21,956)	156,622
Inventories of products, net	—	135,556	133,918	(3,905)	265,569
Inventories of materials and supplies	—	6,949	5,303	—	12,252
Other current assets	5,097	990	10,576	—	16,663
Deferred income taxes	—	8,665	(6,734)	—	1,931

Total current assets	$5,752	$251,321	278,777	(25,861)	509,989
Property, plant and equipment, less accumulated depreciation	112484	164,647	121,482	—	398,613
Identifiable intangible assets	34,205	—	48,811	—	83,016
Investment in unconsolidated joint venture	813	—	8,523	—	9,336
Deferred financing costs	11,972	—	—	—	11,972
Other long-term assets	97,479	351,158	9,828	(442,229)	16,236

Total assets	$262,705	$767,126	$467,421	$(468,090)	$1,029,162

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$4,813	$—	$—	$—	$4,813
Accounts payable-trade	2,900	42,709	61,196	—	106,805
Other payables and accruals	14,475	14,641	25,497	—	54,613
Due to (from) related parties	—	4,652	25,987	(21,956)	8,683
Insurance note payable	3,954	—	—	—	3,954

Total current liabilities	26,142	62,002	112,680	(21,956)	178,868
Long-term debt, net of current portion	576,337	—	—	—	576,337
Deferred income taxes	(46,979)	72,171	12,842	—	38,034
Long-term liabilities	345,699	34,582	97,397	(442,229)	35,449

Total liabilities	901,199	168,755	222,919	(464,185)	828,688

Commitments and contingencies (note 9)
Member’s equity:
Common equity	(638,494)	599,566	221,531	(3,905)	178,698
Accumulated other comprehensive income	—	(1,195)	22,971	—	21,776

Total member’s equity	(638,494)	598,371	244,502	(3,905)	200,474

Total liabilities and member’s equity	$262,705	$767,126	$467,421	$(468,090)	$1,029,162

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Balance Sheet

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,850	$29,751	$—	$43,601
Receivables, net	3,509	47,194	97,259	(12,025)	135,937
Inventories of products, net	—	141,164	119,514	(3,893)	256,785
Inventories of materials and supplies	—	6,615	4,288	—	10,903
Other current assets	3,659	1,022	8,627	—	13,308
Deferred income taxes	—	8,665	(6,734)	—	1,931

Total current assets	7,168	218,510	252,705	(15,918)	462,465
Property, plant and equipment, less accumulated depreciation	117,519	169,727	116,497	—	403,743
Identifiable intangible assets	37,820	—	48,811	—	86,631
Investment in unconsolidated joint venture	813	—	8,563	—	9,376
Deferred financing costs	13,038	—	—	—	13,038
Other long-term assets	97,657	338,894	7,314	(429,965)	13,900

Total assets	$274,015	$727,131	$433,890	$(445,883)	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$—	$—	$—	$3,850
Accounts payable-trade	2,900	23,432	42,608	—	68,940
Other payables and accruals	7,605	16,415	29,110	—	53,130
Due to (from) related parties	—	704	20,672	(12,025)	9,351
Insurance note payable	739	—	—	—	739

Total current liabilities	15,094	40,551	92,390	(12,025)	136,010
Long-term debt, net of current portion	578,263	—	—	—	578,263
Deferred income taxes	(43,583)	72,164	11,526	—	40,107
Long-term liabilities	333,435	34,158	97,404	(429,965)	35,032

Total liabilities	883,209	146,873	201,320	(441,990)	789,412

Commitments and contingencies (note 9)
Member’s equity:
Common equity	(611,057)	581,453	217,608	(3,893)	184,111
Accumulated other comprehensive income	1,863	(1,195)	14,962	—	15,630

Total member’s equity	(609,194)	580,258	232,570	(3,893)	199,741

Total liabilities and member’s equity	$274,015	$727,131	$433,890	$(445,883)	$989,153

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Three Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$148,520	$186,475	$(47,669)	$287,326
Other	—	67	7,503	—	7,570

Total revenues	—	148,587	193,978	(47,669)	294,896
Costs and expenses:
Cost of goods sold	(227)	122,544	168,812	(47,669)	243,460

Gross profit	227	26,043	25,166	—	51,436
Research and development expenses	—	(1,138)	7,667	—	6,529
Selling, general, and administrative expenses	—	9,120	7,485	—	16,605
Depreciation and amortization	4,324	4,838	2,666	—	11,828
Earnings in joint venture	—	—	(95)	—	(95)
Interest expense (income), net	9,814	(2,362)	1,950	—	9,402

Income (loss) before income taxes	(13,911)	15,585	5,493	—	7,167
Income tax benefit (provision)	(3,958)	(5,144)	(2,135)	—	(949)

Net (loss) income	$(17,869)	$20,729	$3,358	$—	$6,218

	Three Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$144,231	$179,173	$(47,407)	$275,997
Other	—	135	9,156	—	9,291

Total revenues	—	144,366	188,329	(47,407)	285,288
Costs and expenses:
Cost of goods sold	(324)	122,256	158,263	(47,407)	232,788

Gross profit	324	22,110	30,066	—	52,500
Research and development expenses	—	3,445	3,680	—	7,125
Selling, general, and administrative expenses	—	12,636	7,448	—	20,084
Depreciation and amortization	4,479	4,548	1,947	—	10,974
Earnings in joint venture	—	—	(134)	—	(134)
Interest expense (income), net	11,070	(2,260)	1,334	—	10,144

Income (loss) before income taxes	(15,225)	3,741	15,791	—	4,307
Income tax benefit (provision)	3,781	(807)	(3,857)	—	(883)

Net (loss) income	$(11,444)	$2,934	$11,934	$—	$3,424

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Six Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$275,053	$336,171	$(83,396)	$527,828
Other	—	108	13,786	—	13,894

Total revenues	—	275,161	349,957	(83,396)	541,722
Costs and expenses:
Cost of goods sold	12	231,484	309,861	(83,396)	457,961

Gross profit	(12)	43,677	40,096	—	83,761
Research and development expenses	—	2,731	10,321	—	13,052
Selling, general, and administrative expenses	—	19,048	14,566	—	33,614
Depreciation and amortization	8,648	9,987	5,243	—	23,878
Earnings in joint venture	—	—	(325)	—	(325)
Interest expense (income), net	21,067	(4,643)	3,708	—	20,132

Income (loss) before income taxes	(29,727)	16,554	6,583	—	(6,590)
Income tax (provision) benefit	1,186	—	(1,574)	—	(388)

Net (loss) income	$(28,541)	$16,554	$5,009	$—	$(6,978)

	Six Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$265,745	$326,449	$(95,411)	$496,783
Other	—	135	17,759	—	17,894

Total revenues	—	265,880	344,208	(95,411)	514,677
Costs and expenses:
Cost of goods sold	2,106	213,891	289,146	(95,411)	409,732

Gross profit	(2,106)	51,989	55,062	—	104,945
Research and development expenses	—	6,615	6,451	—	13,066
Selling, general, and administrative expenses	—	23,243	14,745	—	37,988
Depreciation and amortization	8,958	9,110	3,946	—	22,014
Earnings in joint venture	—	—	(440)	—	(440)
Interest expense (income), net	20,707	(4,570)	2,432	—	18,569

Income (loss) before income taxes	(31,771)	17,591	27,928	—	13,748
Income tax (provision) benefit	8,354	(4,635)	(7,548)	—	(3,829)

Net (loss) income	$(23,417)	$12,956	$20,380	$—	$9,919

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Cash Flows

	Six Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(14,516)	$31,567	$6,063	$—	$23,114

Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(5,866)	(5,147)	—	(11,013)

Net cash used in investing activities	—	(5,866)	(5,147)	—	(11,013)

Cash flows provided by (used in) financing activities:				—
Repayment of debt	(963)	—	—	—	(963)
Proceeds from (payments on) intercompany loans	12,264	(12,264)	—	—	—
Net proceeds from insurance note payable	3,215	—	—	—	3,215

Net cash provided by (used in) financing activities	14,516	(12,264)	—	—	2,252

Effect of exchange rate difference on cash	—	—	(1,002)	—	(1,002)

Net decrease in cash and cash equivalents	(0)	13,437	(86)	—	13,351
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$(0)	$27,287	$29,665	$—	$56,952

	Six Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(45,651)	$(7,841)	$10,855	$—	$(42,637)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(6,689)	(10,806)	—	(17,495)

Net cash used in investing activities	—	(6,689)	(10,806)	—	(17,495)

Cash flows provided by (used in) financing activities:
Proceeds from debt	123,008	—	—	—	123,008
Repayment of debt	(1,633)	—	—	—	(1,633)
Cash dividend to parent	(129,503)	—	—	—	(129,503)
Deferred financing costs	(2,237)	—	—	—	(2,237)
Net proceeds from insurance note payable	5,174	—	—	—	5,174
Proceeds from (payments on) intercompany loans	50,842	(40,546)	(10,296)	—	—

Net cash provided by (used in) financing activities	45,651	(40,546)	(10,296)	—	(5,191)

Effect of exchange rate difference on cash	—	—	(3,212)	—	(3,212)

Net decrease in cash and cash equivalents	—	(55,076)	(13,459)	—	(68,535)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$(135)	$32,534	$—	$32,399

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

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
Recent Developments
     Pernis, The Netherlands
     The agreement with Shell Chemicals providing isoprene to our Pernis, The Netherlands facility (“our Pernis facility”) will expire on December 31, 2009 and is renewed automatically unless twenty-four months prior written notice of termination is given. We understand that Shell Chemicals is considering the closure of its isoprene unit in Pernis, which we expect would cause Shell Chemicals to not renew its agreement to provide isoprene to our Pernis facility. We have not received a notice of termination as of the date of this report.
     As previously disclosed, Shell Chemicals, the operator of our Pernis facility, provided us a preliminary study during 2003 and updated during 2004 which reviewed Kraton’s Pernis facility’s operations and physical plant. The study identified both required maintenance and suggested near-term and long-term improvements to the plant, which could require considerable investment. This study, along with the possibility that Shell Chemicals may elect not to renew the isoprene supply agreement to our Pernis facility, caused us to review the long-term strategic and economic options for our Pernis assets. As of the date of this report, no final decision has yet been made to close the SIS or IR plants at our Pernis facility. In the event Shell Chemicals and Kraton proceed with the closure of our Pernis facility, Kraton will provide Shell Chemicals with its production and manpower case outlining the possible closure timeline for the SIS and IR plants at our Pernis facility. Consequently, we entered into a preliminary agreement dated June 28, 2007 with Shell Chemicals that will govern the production and manpower plan of the Pernis facility through the end of calendar year 2009 if the parties proceed with a closure of the facility. If we proceed, the closure of the SIS and IR plants would be expected to take place in stages and could be fully implemented around the end of calendar year 2009. We would expect to keep the IR plant operational at least until the end of calendar year 2009, although no final decision has yet been made. We expect that the SIS grades can be manufactured successfully at alternative plant locations, and we expect to have sufficient capacity to meet current and projected demands. We expect to develop an alternative manufacturing facility for our IR grades, and in the event we proceed with closure, we can build additional inventory to continue to supply our customers until the alternative manufacturing facility is in production.

     Asia Pacific Expansion Plans
     We announced in May 2007 the completion of our multi-functional customer service center with the opening of our new technical center located in the Waigaoqiao Free Trade Zone in Shanghai, China. The technical center will serve customers in the Asia Pacific region by providing product testing, quality assurance, and customer service. With the opening of the new technical center, we are able to provide improved overall service level for customers using Kraton’s products in the Asia Pacific region.
     New Innovations
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
     Change in Board of Directors
     On May 15, 2007, Mr. Stephan Oppenheimer, a principal of CCMP Capital Advisors, LLC, resigned as a member of the Board of Directors of Kraton. Mr. Oppenheimer also served as a member of the audit committee of the Company. The Company does not intend to fill the vacancy created by the resignation of Mr. Oppenheimer at this time.
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
     Pensions
     Our United States pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience. Discount rates are determined annually and are based on rates of return of high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities.
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
Factors Affecting Our Results of Operations
Raw Materials
     Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 81% of total raw material purchases volume and approximately 51% of cost of goods sold in 2006. Our financial performance for the year ended December 31, 2006 was affected by significant increases in raw material feedstock prices. We experienced significantly higher raw material feedstock prices in 2006. Prices for these key raw materials have increased between 8% and 37% during 2006 compared to 2005 and have generally been correlated to crude oil prices over the last three years. However, our recent raw material feedstock costs are volatile, as they have been driven principally by supply and demand and global economic conditions. Our first six months of 2007 financial performance was affected by the prevailing raw material pricing environment.
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
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased throughout most of 2004, 2005 and 2006. Our average acquisition costs of styrene increased approximately 15% during the six months ended June 30, 2007, as compared to the comparable period in 2006.
     Butadiene is used in the production of certain grades of both USBC and HSBC products. Prices for butadiene are also volatile, with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since 2004 we have generally experienced increasing market prices for butadiene. Our average acquisition costs of butadiene increased approximately 23% during the six months ended June 30, 2007 as compared to the comparable period in 2006. These increases are the result of an increase in worldwide butadiene demand in excess of supply. Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals.
     Isoprene is used in the production of certain grades of both USBC and HSBC and IR. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market for isoprene is thin and prices are volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene rose substantially throughout 2004, 2005 and most of 2006. Our average acquisition costs for isoprene remained relatively constant during the six months ended June 30 2007, as compared to the comparable period in 2006. A significant factor contributing to higher prices during the prior periods was the extreme tightness in the market caused by operational problems of some key producers. While it is difficult to predict if additional operational problems of key isoprene producers are likely to recur, we believe it is unlikely that multiple key isoprene producers will experience operational problems in the future within the short period of time as occurred in early 2005. Nonetheless, due to the limited number of isoprene producers, any significant operational problems could potentially adversely affect available supply.
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
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the second quarter of 2007 and 2006. These average rates may differ from the actual rates used in the preparation of the consolidated financial statements.

	U.S. $ per Euro		U.S. $ per 10,000 Japanese Yen		U.S. $ per Brazilian Real
	Average	Period End	Average	Period End	Average	Period End
Quarter Ended June 30, 2006	1.255	1.255	87.33	86.78	0.457	0.462
Quarter Ended June 30, 2007	1.348	1.347	82.79	81.13	0.505	0.519
Six Months Ended June 30, 2006	1.228	1.255	86.41	86.78	0.456	0.462
Six Months Ended June 30, 2007	1.329	1.347	83.20	81.13	0.489	0.519
     Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. We historically have not engaged, and are not currently planning to engage in foreign currency hedging activities.
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

Results of Operations
Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
     The following table summarizes certain information relating to our operating results that have been derived from our financial statements (in thousands).

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
Revenues:
Sales	$287,326	$275,997
Other	7,570	9,291

Total revenues	294,896	285,288

Costs and expenses:
Cost of goods sold	243,460	232,788

Gross profit	51,436	52,500
Research and development expenses	6,529	7,125
Selling, general and administrative expenses	16,605	20,084
Depreciation and amortization of identifiable intangibles	11,828	10,974
Earnings in joint venture	(95)	(134)
Interest expense, net	9,402	10,144

Income before income taxes	7,167	4,307
Income tax provision	(949)	(883)

Net income	$6,218	$3,424

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
Revenues:
Sales	97.4%	96.7%
Other	2.6	3.3

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	82.6	81.6

Gross profit	17.4	18.4
Research and development expenses	2.2	2.5
Selling, general and administrative expenses	5.6	7.0
Depreciation and amortization of identifiable intangibles	4.0	3.8
Earnings in joint venture	(0.0)	(0.0)
Interest expense, net	3.2	3.6

Income before income taxes	2.4	1.5
Income tax provision	(0.3)	(0.3)

Net income	2.1%	1.2%

Total Revenues
     Total revenues increased by 3.4% to $294.9 million for the three months ended June 30, 2007, as compared to $285.3 million for the three months ended June 30, 2006. This increase was primarily due to increased sales volume and the net strengthening of the functional currencies of our foreign operations against the U.S. dollar. Sales volume increased approximately 2.0 kT, or 2.1%, from the comparable period in 2006. Functional currencies changed as follows: (1) the Euro strengthened approximately 6.9%; (2) the Brazilian Real appreciated approximately 9.5%; while (3) the Japanese Yen weakened approximately 5.5% during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.
     Sales. Sales increased by 4.1% to $287.3 million for the three months ended June 30, 2007, as compared to $276.0 million for the three months ended June 30, 2006. The increase in sales was primarily due to an increase of approximately of $8.4 million due to the net strengthening of the functional currencies of our foreign operations against the U.S. dollar and an estimated $5.7 million increase in sales volume, which were partially offset by an estimated $2.8 million decrease due to product mix and certain pricing issues.

     During the quarter, we began implementing price increases in our SBS grades to help offset continued increased monomer costs. These price increases, however, were more than offset by product mix effects and some price reductions in SIS grades.
     The sales volume increase was primarily due to market growth in our Compounding Channels and Personal Care end-use markets. Compounding Channels growth was driven by HSBC innovation volumes, while Personal Care growth was driven by continued USBC market growth in Europe.
     Other revenue. Other revenues decreased by 18.3% to $7.6 million for the three months ended June 30, 2007, as compared to $9.3 million for the three months ended June 30, 2006. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, an isoprene rubber product produced at our Netherlands facility. The decrease in other revenues is primarily due to a decrease in sales volumes during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and partially offset due to the strengthening of the Euro against the U.S. dollar during the 2007 period as compared to the 2006 period.
Cost of Goods Sold
     Costs of goods sold increased by 4.6% to $243.5 million for the three months ended June 30, 2007, as compared to $232.8 million for the three months ended June 30, 2006. As a percentage of total revenues, cost of goods sold increased to 82.6% from 81.6%. Cost of goods sold for the three months ended June 30, 2007 when compared to the 2006 period increased $10.7 million due to: (1) an estimated $11.2 million related to increased monomer costs, including the net appreciation of functional currencies of our foreign operations against the U.S. dollar and (2) an estimated $5.3 million related to increased volumes. These increases were partially offset by an estimated $5.8 decrease in other manufacturing expenses primarily relating to the costs incurred in the 2006 period associated with our restructuring activities. Average acquisition costs, per metric ton, for isoprene, styrene and butadiene increased more than 1%, 16% and 24%, respectively, in the comparable periods due to the continuing tight supply and demand conditions in the marketplace.
Gross Profit
     Gross profit decreased by 2.1% to $51.4 million for the three months ended June 30, 2007, as compared to $52.5 million for the three months ended June 30, 2006. Gross profit as a percentage of total revenues decreased from 18.4% in the three months ended June 30, 2006 to 17.3% in the three months ended June 30, 2007, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses decreased by 8.5% to $6.5 million for the three months ended June 30, 2007, as compared to $7.1 million for the three months ended June 30, 2006. Research and development expenses decreased primarily due to the 2006 period included restructuring related expenses associated with the termination of the Louvain-la-Neuve, Belgium research laboratory lease. These decreases were partially offset by an increase due to the net appreciation of functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, research and development expenses decreased from 2.5% in the three months ended June 30, 2006 to 2.2% in the three months ended June 30, 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 17.4% to $16.6 million for the three months ended June 30, 2007, as compared to $20.1 million for the three months ended June 30, 2006. Selling, general and administrative expenses decreased primarily due to lower personnel related costs during the 2007 period, as the 2006 period included costs associated with our restructuring activities and external consulting fees. These increases were partially offset by an increase due to the appreciation of functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, selling, general and administrative expenses decreased to 5.6% in the three months ended June 30, 2007 from 7.0% in the 2006 period.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 7.3% to $11.8 million for the three months ended June 30, 2007 as compared to $11.0 million for the three months ended June 30, 2006. The increase in depreciation and amortization expense was primarily due to assets that were under construction in prior periods that were completed and placed in service during the third and fourth quarters and the first and second quarters of 2007, including our new polyisoprene latex plant at our Paulinia, Brazil facility.

     Earnings in joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $0.1 million for the three months ended June 30 2007 and for the three months ended June 30, 2006. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense, net. Interest expense, net was $9.4 million for the three months ended June 30, 2007, as compared to $10.1 million for the three months ended June 30, 2006. This decrease was primarily due to the recognition of approximately $1.6 million of unrealized gain on interest rate swaps during the current period upon the termination of the interest rate swap agreements on June 24, 2007. In June 2007, the Company recorded an adjustment to interest expense related to its accounting for interest rate swaps that resulted in an increase in pre-tax income of approximately $1.6 million for the three months ended June 30, 2007. The adjustment reflects the additional income statement effects of the Company’s highly effective interest rate swaps that should have been reflected in prior periods. The Company evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to current or prior periods. This decrease was partially offset by higher debt balances during the three months ended June 30, 2007 as compared to the 2006 period. During the three months ended June 30, 2007, and June 30, 2006, the average debt balances outstanding were $581.2 million and $523.3 million, respectively. The effective interest rates on our debt during the same periods were 7.4% and 7.5%, respectively.
     Income tax provision. Income tax provision was $0.9 million for the three months ended June 30, 2007, as compared to $0.9 million for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 was approximately 13.2% as compared to a rate of 20.5% in the three months ended June 30, 2006. Our effective tax rate for the three months ended June 30, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period. Our effective tax rate for the three months ended June 30, 2006 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions.
     Net income. Net income was $6.2 million for the three months ended June 30, 2007, as compared to net income of $3.4 million for the three months ended June 30, 2006, for the reasons discussed above.
Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
     The following table summarizes certain information relating to our operating results that have been derived from our financial statements (in thousands).

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Revenues:
Sales	$527,828	$496,783
Other	13,894	17,894

Total revenues	541,722	514,677
Costs and expenses:
Cost of goods sold	457,961	409,732

Gross profit	83,761	104,945
Research and development expenses	13,052	13,066
Selling, general and administrative expenses	33,614	37,988
Depreciation and amortization of identifiable intangibles	23,878	22,014
Earnings in joint venture	(325)	(440)
Interest expense, net	20,132	18,569

(Loss) income before income taxes	(6,590)	13,748
Income tax provision	(388)	(3,829)

Net (loss) income	$(6,978)	$9,919

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Revenues:
Sales	97.4%	96.5%
Other	2.6	3.5

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	84.5	79.6

Gross profit	15.5	20.4
Research and development expenses	2.4	2.5
Selling, general and administrative expenses	6.2	7.4
Depreciation and amortization of identifiable intangibles	4.4	4.3
Earnings in joint venture	(0.0)	(0.1)
Interest expense, net	3.7	3.6

(Loss) income before income taxes	(1.2)	2.7
Income tax provision	(0.1)	(0.8)

Net (loss) income	(1.3)%	1.9%

Total Revenues
     Total revenues increased by 5.2% to $541.7 million for the six months ended June 30, 2007, as compared to $514.7 million for the six months ended June 30, 2006. This increase was primarily due to increased sales volume and the net strengthening of the functional currencies of our foreign operations against the U.S. dollar. Sales volume increased approximately 7.0 kT, or 4.1%, from the comparable period in 2006. Functional currencies changed as follows: (1) the Euro strengthened approximately 6.9%; (2) the Brazilian Real appreciated approximately 9.5%; while (3) the Japanese Yen weakened approximately 5.5% during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
     Sales. Sales increased by 6.2% to $527.8 million for the six months ended June 30, 2007, as compared to $496.8 million for the six months ended June 30, 2006. The increase in sales was primarily due to an estimated $20.1 million increase in sales volume and an approximate increase of $16.9 million due to the net strengthening of the functional currencies of our foreign operations against the U.S. dollar, which were partially offset by an estimated $6.0 million decrease due to product mix and certain pricing issues.
     During the year, we began implementing price increases in our SBS grades to help offset continued increased monomer costs. These price increases, however, were more than offset by product mix effects and some price reductions in SIS grades.
     The sales volume increase was primarily due to strong market growth in our Compounding Channels, Personal Care and Paving and Roofing end-use markets. Compounding Channels growth was driven by HSBC innovation volumes, Personal Care growth was driven by continued USBC market growth in Europe, and Paving and Roofing growth was attributable to strong roofing market performance in Europe.
     Other revenue. Other revenues decreased by 22.3% to $13.9 million for the six months ended June 30, 2007, as compared to $17.9 million for the six months ended June 30, 2006. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, an isoprene rubber product we produce at our Netherlands facility. The decrease in other revenues is primarily due to decreased sales volumes during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 and partially offset by the strengthening of the Euro against the U.S. dollar during the 2007 period as compared to the 2006 period.
Cost of Goods Sold
     Costs of goods sold increased by 11.8% to $458.0 million for the six months ended June 30, 2007, as compared to $409.7 million for the six months ended June 30, 2006. As a percentage of total revenues, cost of goods sold increased to 84.5% from 79.6%. Cost of goods sold for the six months ended June 30, 2007 when compared to the 2006 period increased $48.3 million due to: (1) an estimated $32.8 million related to increased monomer costs, including the net appreciation of functional currencies of our foreign operations against the U.S. dollar; (2) an estimated $15.2 million related to increased volumes; and (3) an estimated $7.3 million net increase related to manufacturing cost absorption. These increases were partially offset by an estimated $7.0 decrease in other manufacturing expenses primarily related to the costs incurred in the 2006 period associated with our restructuring activities. Average acquisition costs, per metric ton, for styrene and butadiene increased more than 15% and 23%, respectively, in the comparable periods due to the continuing tight supply and demand conditions in the marketplace, while prices for isoprene remained relatively constant.
Gross Profit
     Gross profit decreased by 20.1% to $83.8 million for the six months ended June 30, 2007, as compared to $104.9 million for the six months ended June 30, 2006. Gross profit as a percentage of total revenues decreased from 20.4% in the six months ended June 30, 2006 to 15.5% in the six months ended June 30, 2007, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses of $13.1 million remained constant during the six months ended June 30, 2007 and 2006. Research and development expenses, as a percentage of total revenues decreased primarily due to the 2006 period included restructuring related expenses associated with the termination of the Louvain-la-Neuve, Belgium research laboratory lease. These decreases were partially offset by an increase due to the appreciation of functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, research and development expenses decreased from 2.5% to 2.4% during the current period.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 11.6% to $33.6 million for the six months ended June 301, 2007, as compared to $38.0 million for the six months ended June 30, 2006. Selling, general and administrative expenses decreased primarily due to lower personnel related costs during the 2007 period, as the 2006 period included costs associated with our restructuring activities and external consulting fees. These increases were partially offset by an increase due to the appreciation of functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, selling, general and administrative expenses decreased to 6.2% from 7.4% in the 2007 period.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 8.6% to $23.9 million for the six months ended June 30, 2007 as compared to $22.0 million for the six months ended June 30, 2006. The increase in depreciation and amortization expense was primarily due to assets that were under construction in 2006 periods that were completed and placed in service during the third and fourth quarters and the first and second quarters of 2007, including our new polyisoprene latex plant at our Paulinia, Brazil facility.
     Earnings in joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $0.3 million for the six months ended June 30, 2007, as compared to $0.4 million for the six months ended June 30, 2006. This decrease in earnings was primarily due to increased prices of monomers. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense, net. Interest expense, net was $20.1 million for the six months ended June 30, 2007, as compared to $18.6 million for the six months ended June 30, 2006. This increase was primarily due to higher debt balances during the six months ended June 30, 2007 as compared to the 2006 period and partially offset by the recognition of approximately $1.6 million of unrealized gain on interest rate swaps during the current period upon the termination of the interest rate swap agreements on June 24, 2007. In June 2007, the Company recorded an adjustment to interest expense related to its accounting for interest rate swaps that resulted in an increase in pre-tax income of approximately $1.6 million for the six months ended June 30, 2007. The adjustment reflects the additional income statement effects of the Company’s highly effective interest rate swaps that should have been reflected in prior periods. The company evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to current or prior periods. During the six months ended June 30, 2007, and June 30, 2006, the average debt balances outstanding were $581.6 million and $497.3 million, respectively. The effective interest rates on our debt during the same periods were 7.4% for both periods.
     Income tax provision. Income tax provision was $0.4 million for the six months ended June 30, 2007, as compared to $3.8 million for the six months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 was approximately (5.9%) as compared to a rate of 27.8% in the six months ended June 30, 2006. Our effective tax rate for the six months ended June 30, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period. Our effective tax rate for the six months ended June 30, 2006 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions.
     Net (loss) income. Net loss was $7.0 million for the six months ended June 30, 2007, as compared to net income of $9.9 million for the six months ended June 30, 2006, for the reasons discussed above.

Liquidity and Capital Resources
     Operating activities. Net cash provided by operating activities was $23.1 million for the six months ended June 30, 2007, as compared to $42.6 million of cash used in operating activities for the six months ended June 30, 2006. The increase in cash provided by operating activities during the six months ended June 30, 2007 was due to the timing of payments of accounts payable, less inventory build in the 2007 period as compared to the 2006 period, and the timing of the accounts receivable collections.
     Investing activities. Net cash used in investing activities was $11.0 million for the six months ended June 30, 2007, as compared to $17.5 million used in investing for the six months ended June 30, 2006. This decrease was primarily driven by the decrease in capital expenditures of $6.5 million during the six months ended June 30, 2007, as compared to the prior period.
     Financing activities. Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2007, as compared to $5.2 million used in financing activities for the six months ended June 30, 2006. The change in net cash provided by financing activities for 2007 was primarily due to the actions taken in 2006 as follows: (1) we paid off our original term facility in the amount of $262.0 million; (2) we made a cash distribution in the amount of $129.5 million to Polymer Holdings; which were partially offset by (3) proceeds received in the amount of $385.0 million related to the Amendment to our senior secured credit facilities, all of which were incurred to fund the purchase of the Polymer Holding 12.000% Discount Notes.
     Sources of liquidity. We are a holding company without any operations or assets other than our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances. We believe during 2007 we will generate sufficient cash flows from operations to fund our liquidity needs. As of June 30, 2007 we had $57.0 million of cash and cash equivalents. We have available to us, upon compliance with customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million, which was fully available at June 30, 2007. The ability for us to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Currently, we are required to maintain an interest coverage ratio of 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter, and to prevent our leverage ratio from exceeding 5.95:1.00 in the last two fiscal quarters of 2006 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 in the last two fiscal quarters of 2007 through the first fiscal quarter of 2008 and becoming progressively less restrictive thereafter. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of June 30, 2007, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.
     Capital Expenditures. Capital investments in property, plant and equipment account for the majority of our investing activities. For the six months ended June 30, 2007, $11.0 million was spent on the purchase of property, plant and equipment as compared to $17.5 million for the six months ended June 30, 2006. The decreased spending in the 2007 period was due to the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility, which was completed during the fourth quarter of 2006.
     Capital expenditures are expected to be between $30 and $35 million in 2007. These capital expenditures will primarily be for maintenance and infrastructure-related spending as well as expansionary and cost reduction projects. The 2007 expansionary capital expenditures are centered on growth areas including IR Latex, USBC and HSBC projects. Our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million per year as a result of certain regulatory, environmental and other maintenance projects. We believe that we will be able to finance such capital investments from cash generated from operations and do not anticipate utilizing the revolving portion of Kraton’s senior secured credit facility, or other financing activities, to finance such investments.

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
     Polymer Holdings and three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC and Kraton Polymers Capital Corporation have guaranteed the Credit Agreement and we refer in these notes to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of December 31, 2006, and December 31, 2005, we had no outstanding borrowings under the Revolving Facility. We refer to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans.
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
     Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the six months ended June 30, 2007 and 2006 were 6.6% and 6.6%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
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

     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. In addition, we are required to maintain an interest rate coverage ratio of 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 5.95:1.00 in the last two fiscal quarters of 2006 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 in the last two fiscal quarters of 2007 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter.
     As of June 30, 2007, we were in compliance with all covenants under the Credit Agreement.
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
     Maturity Date. The 8.125% Notes mature on January 15, 2014.
     Interest Payment Dates. Interest on the 8.125% Notes is payable semi-annually on January 15 and July 15 each year, commencing July 15, 2004.
     Guarantees. The 8.125% Notes are guaranteed on a senior subordinated basis by all of Kraton’s existing and future domestic subsidiaries that guarantee the indebtedness under Kraton’s senior secured credit facility described above.
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
     As of June 30, 2007, we were in compliance with all covenants under the 8.125% Notes.
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
Off-Balance Sheet Transactions
     We are not involved in any material off-balance sheet transactions as of June 30, 2007.
Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.
     Interest rate risk. We have $381.2 million of variable rate debt outstanding under our senior secured credit facility as of March 31, 2007. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. Prior to the Amendment of the Credit Agreement under the term loan portion of the senior secured credit facility, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million each, effective June 11, 2004 and July 6, 2004, respectively. Both of these agreements terminated on June 24, 2007, had a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commenced on June 24, 2004, and ended on the termination date. The agreements had an average fixed rate of 3.524%. The agreements had no fair market value as of June 30, 2007 due to the termination of the agreements on June 24, 2007.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Approximately half of our revenue and costs are denominated in U.S. dollars; Euro-related currencies are also significant. The net appreciation of the Euro against the U.S. dollar and other world currencies since 2001 has had a positive impact on our sales as reported in U.S. dollars in our historical combined financial statements. Historically, we have not undertaken and we do not currently plan to undertake hedging strategies to minimize the effect of currency fluctuations.
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
ITEM 4. CONTROLS AND PROCEDURES
     We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we are required to prepare pursuant to the indenture for the notes is recorded, processed, summarized and reported as and when required.
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
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
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     On May 15, 2007, Mr. Stephan Oppenheimer, a principal of CCMP Capital Advisors, LLC, resigned as a member of the Board of Directors of Kraton. Mr. Oppenheimer also served as a member of the audit committee of the Company. The Company does not intend to fill the vacancy created by the resignation of Mr. Oppenheimer at this time.

ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraton Polymers LLC
Date: August 14, 2007	/s/ George B. Gregory
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