Form 10-Q
period 2007-09-30
Kraton Polymers LLC
filed 2007-11-14
CIK 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
DOCUMENTS INCORPORATED BY REFERENCE

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Kraton Polymers LLC
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(In thousands of U.S. dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,317	$43,601
Receivables, net of allowances of $1,982 and $2,157	153,158	135,937
Inventories of products, net	284,430	256,785
Inventories of materials and supplies, net	12,214	10,903
Other current assets	14,217	13,308
Deferred income taxes	1,938	1,931

Total current assets	498,274	462,465
Property, plant and equipment, less accumulated depreciation of $142,171 and $105,219	403,320	403,743
Identifiable intangible assets, less accumulated amortization of $27,399 and $21,978	81,210	86,631
Investment in unconsolidated joint venture	10,102	9,376
Deferred financing costs	10,825	13,038
Other long-term assets	15,349	13,900

Total assets	$1,019,080	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$3,850
Accounts payable-trade	117,388	68,940
Other payables and accruals	51,736	53,130
Due to related party	20,925	9,351
Insurance note payable	1,977	739

Total current liabilities	195,471	136,010
Long-term debt, net of current portion	535,881	578,263
Deferred income taxes	35,221	40,107
Other long-term liabilities	36,366	35,032

Total liabilities	802,939	789,412

Commitments and contingencies (note 9)
Member’s equity:
Common equity	178,547	184,111
Accumulated other comprehensive income	37,594	15,630

Total member’s equity	216,141	199,741

Total liabilities and member’s equity	$1,019,080	$989,153

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Three Months Ended September 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2007	2006
Revenues
Sales	$284,498	$278,409
Other	5,652	9,745

Total revenues	290,150	288,154
Costs and expenses:
Costs of goods sold	243,699	225,820

Gross profit	46,451	62,334

Research and development expenses	5,452	6,084
Selling, general, and administrative expenses	15,594	18,884
Depreciation and amortization of identifiable intangibles	12,539	11,187
Loss (earnings) in joint venture	(189)	208
Interest expense, net	12,375	10,932

Income before income taxes	680	15,039
Income tax provision	(1,434)	(3,404)

Net (loss) income	$(754)	$11,635

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Nine Months Ended September 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2007	2006
Revenues:
Sales	$812,326	$775,192
Other	19,546	27,639

Total revenue	831,872	802,831
Costs and expenses:
Costs of goods sold	701,660	635,552

Gross profit	130,212	167,279

Research and development expenses	18,504	19,150
Selling, general and administrative expenses	49,208	56,872
Depreciation and amortization	36,417	33,201
Earnings in joint venture	(514)	(232)
Interest expense, net	32,507	29,501

(Loss) income before income taxes	(5,910)	28,787
Income tax provision	(1,822)	(7,233)

Net (loss) income	$(7,732)	$21,554

See accompanying notes to the consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net (loss) income	$(7,732)	$21,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	36,417	33,201
Amortization of deferred financing costs	2,213	1,801
Loss on disposal of fixed assets	279	228
(Undistributed) distributed earnings in joint venture	(408)	1,033
Deferred tax (benefit) provision	(3,937)	1,239
Non-cash compensation related to equity awards	1,814	1,881
Gain on interest rate swaps	(1,553)	—
Decrease (increase) in working capital:
Accounts receivable	(8,550)	(38,949)
Due to related party	11,048	(1,553)
Inventories of products, materials and supplies	(16,217)	(62,765)
Other assets	(2,891)	2,931
Accounts payable-trade, other payables and accruals, and other long-term liabilities	41,597	8,018

Net cash provided by (used in) operating activities	52,080	(31,381)

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(19,861)	(28,049)
Proceeds from sale of property, plant and equipment	43	54

Net cash used in investing activities	(19,818)	(27,995)

Cash flows provided by (used in) financing activities:
Proceeds from debt	—	123,008
Repayment of debt	(42,787)	(2,596)
Cash dividend to parent	—	(129,531)
Deferred financing cost	—	(2,678)
Net proceeds from insurance note payable	1,238	2,957

Net cash used in financing activities	(41,549)	(8,840)

Effect of exchange rate differences on cash	(1,997)	(4,003)

Net decrease in cash and cash equivalents	(11,284)	(72,219)
Cash and cash equivalents, beginning of period	43,601	100,934

Cash and cash equivalents, end of period	$32,317	$28,715

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$8,105	$3,856
Cash paid during the period for interest	$30,320	$33,364
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
     The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.
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
     (c) Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential effect of SFAS No. 159 on the company’s financial position, results of operations and cash flows.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We are currently evaluating the potential effect of SFAS No. 157 on the Company’s financial position, results of operations and cash flows.
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
     Information pertaining to option activity for the nine months ended September 30, 2007 is as follows (number of options in thousands):

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at December 31, 2006	15,293	$1.00
Granted	—	—
Exercised	—	—
Cancelled	(282)	1.00

Outstanding at September 30, 2007	15,011	$1.00

(3) Restructuring Activities
     As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring projects.
     On September 20, 2007, Kraton decided to exit the SIS plant at our Pernis facility, which will result in a contractor workforce reduction. Notification of this decision and the exit plan was given to Shell Chemicals on November 9, 2007.
     Kraton is undertaking the exit plan in connection with its decision to relocate SIS production to the Company’s other production facilities as part of its cost reduction efforts. We expect that the SIS grades can be manufactured successfully at alternative plant locations, and we expect to have sufficient capacity to meet current and near term demands. The plan is expected to begin in the fourth quarter of 2007 and is expected to be completed by early 2008. We recorded a liability associated with the exit plan of approximately $ 2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consists of future cash expenditures. Kraton anticipates that substantially all of the cash expenditures will be incurred in the first and second quarters of 2008.
     Restructuring projects implemented during the year ended December 31, 2006 included reducing the number of employees through a voluntary separation program at our Belpre, Ohio facility, the reorganization of our office in Tokyo, Japan and the closure of our office in London, United Kingdom. We shut down our research laboratory in Louvain-la-Neuve, Belgium and merged most of these activities into our research and development facility located in Amsterdam, The Netherlands. During the year ended December 31, 2006 we recorded approximately $5.0 million of employee severance costs related to our workforce reduction as part of our cost reduction program; recorded approximately $1.2 million of consulting costs related to our voluntary separation program at our Belpre, Ohio facility; recorded a charge of approximately $0.6 million associated with the closure of our office in London, United Kingdom; recorded a charge for additional pension and other postretirement benefits expense of approximately $2.3 million related to the voluntary separation program at our Belpre, Ohio facility; and recorded a charge of approximately $0.6 million associated with the planned shut down of our research laboratory in Louvain-la-Neuve, Belgium, related to the early lease termination penalty.

     Certain of the restructuring charges discussed above were recorded in the September 30, 2007 and 2006 consolidated statements of operations as follows:

	Three Month Ended		Nine Month Ended
	September 30		September 30
	2007	2006	2007	2006
Cost of goods sold	$1,850	$1,459	$1,850	$6,468
Research and development	$—	$—	$—	$585
Selling, general and administrative	$100	$380	$100	$1,437
     As of September 30, 2007 there was a net liability of approximately $0.1 million related to unpaid employee severance cost, which is estimated to be paid during the fourth quarter of the 2007. Of the remaining exit activity costs of approximately $2.4 million, $2.1 million is associated with the exit of the SIS plant at our Pernis facility, the Netherlands which are expected to be paid in 2008. The remaining $0.3 million associated with the closure of our office in London, United Kingdom is expected to be paid over the next several years ending in the second quarter of 2011.
     The following table summarizes the activities related to the Company’s restructuring liability by component (in thousands):

	Severance	Exit Activity
	Costs (1)	Costs	Total
Reserve balance at December 31, 2006	$2,042	$935	$2,977
Accruals	100	2,100	2,200
Cash payments	(2,000)	(591)	(2,591)

Reserve balance at September 30, 2007	$142	$2,444	$2,586

(1)	Excludes additional pension and other postretirement benefits expense of approximately $ 2.3 million.
(4) Detail of Certain Balance Sheet Accounts
     The components of inventories of products and other payables and accruals included the following (in thousands):

	September 30,	December 31,
	2007	2006
Inventories of products, net:
Finished products	$236,605	$215,623
Work in progress	3,339	4,098
Raw materials	44,486	37,064

	$284,430	$256,785

Other payables and accruals:
Employee related	$6,555	$14,979
Interest	9,852	7,604
Property and other taxes	4,902	4,102
Customer rebates	6,888	3,089
Income taxes payable	6,637	8,504
Other	16,902	14,852

	$51,736	$53,130

(5) Comprehensive Income (Loss)
     The components of comprehensive income include the following (in thousands):

	Three Month Ended		Nine Month Ended
	September 30		September 30
	2007	2006	2007	2006
Net income (loss)	$(754)	$11,635	$(7,732)	$21,554
Foreign currency adjustments	15,819	4,712	23,828	16,983
Unrealized (loss) gain on interest rate swaps	—	(699)	(1,863)	(532)

Total comprehensive income	$15,065	$15,648	$14,233	$38,005

     Accumulated other comprehensive income consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency adjustments	$38,789	$14,962
Unrealized gain on interest rate swaps, net of tax	—	1,863
Pension adjustment, net of tax	(1,195)	(1,195)

Total accumulated other comprehensive income	$37,594	$15,630

(6) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Senior Secured Credit Facilities:
Term loans	$339,326	$382,113
Revolver	—	—
8.125% Notes	200,000	200,000

Total debt	539,326	582,113
Less current portion of long-term debt	3,445	3,850

Total long-term debt	$535,881	$578,263

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

     Polymer Holdings and three of Kraton’s subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC and Kraton Polymers Capital Corporation have guaranteed the Credit Agreement. The guarantors, together with Kraton, are referred to as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of September 30, 2007 and December 31, 2006, Kraton had no outstanding borrowings under the Revolving Facility. In these notes to the consolidated financial statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.
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
     On September 27, 2007 Kraton made a voluntary prepayment of $40,000,000 on the Term Facility pursuant to Section 2.13 (a) of the Credit Agreement. In connection with the prepayment, we amortized to interest expense approximately $0.6 million of deferred financing costs associated with the term loans.
     Interest
     The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rate on the Term Loans for the nine months ended September 30, 2007 was 7.3% compared to 7.0% for the nine months ended and 2006. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     Scheduled Payments
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
     As of September 30, 2007, we were in compliance with all covenants under the Credit Agreement.

     (b) Senior Subordinated Notes Due January 15, 2014
     On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. The 8.125% Notes are guaranteed on a senior subordinated basis by all of Kraton’s exiting and future domestic subsidiaries that guarantee the indebtedness under Kraton’s senior secured credit facility described above. The amount of 8.125% Notes outstanding at September 30, 2007 and December 31, 2006, was $200.0 million.
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
     As of September 30, 2007, we were in compliance with all covenants under the 8.125% Notes.
(7) Financial Instruments
     (a) Interest Rate Swap Agreements
     Prior to the Amendment of the Credit Agreement under the term loan portion of the senior secured credit facility, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Both of these agreements terminated on June 24, 2007, had a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commenced on June 24, 2004, and ended on the termination date. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the term loan portion of the credit facility. The agreements had an average fixed rate of 3.524%. The agreements had no fair market value as of September 30, 2007 due to the termination of the agreements on June 24, 2007. In June 2007, the Company recorded an adjustment to interest expense related to its accounting for interest rate swaps that resulted in an increase in pre-tax income of approximately $1.6 million for the nine months ended September 30, 2007. The adjustment reflects the additional income statement effects of the Company’s highly effective interest rate swaps that should have been reflected in prior periods. The Company evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to current or prior periods.

     (b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007
	Carrying Value	Fair Value
Term loans	$339,326	$339,326
8.125% Notes	200,000	194,250

	December 31, 2006
	Carrying Value	Fair Value
Term loans	$382,113	$382,113
8.125% Notes	200,000	200,000
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
     The effective tax rate for the nine months ended September 30, 2007 was approximately (30.8) % as compared to a rate of 25.1% in the nine months ended September 30, 2006. Our effective tax rate for the nine months ended September 30, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period. Our effective tax rate for the nine months ended September 30, 2006 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions.
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
     As of January 1, 2007, we had total unrecognized tax benefits of approximately $2.4 million. During the nine months ended September 30, 2007, we had a significant change in certain tax positions mainly related to prior tax periods. The decrease of $1.7 million in these tax positions was primarily due to settlements with overseas taxing authorities. As of September 30, 2007, we estimated $0.7 million in unrecognized tax benefits, that if recognized, would impact the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. As of September 30, 2007, we had accrued approximately $0.04 million in interest and penalties. During the three months ended September 30, 2007, we did not recognize any material interest and penalty charges related to the unrecognized tax benefits. As of January 1, 2007, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of the three and nine months ended September 30, 2007, no material changes, other than the settlements with taxing authorities mentioned above, have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

     The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized	Interest
Millions of dollars	Tax Benefits	and Penalties

Balance at January 1, 2007	$2.4	$0.3
Increase (decrease) in prior year tax positions	(1.7)	(0.3)

Balance at September 30, 2007	$0.7	$0.0

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
(10) Employee Benefits
     (a) Investment in Kraton Management LLC
     We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price and have been granted restricted and notional restricted membership units. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. As of September 30, 2007, there were 2,465,000 membership units of Management LLC issued and outstanding.
     (b) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of September 30, 2007 there were 15,011,000 options granted and outstanding. There were no options granted during the three and nine months ended September 30, 2007. All options granted in fiscal 2004, fiscal 2005 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.
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
(c) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of September 30, 2007, there were 2,056,250 profits units granted and not yet vested.
     (d) Kraton Polymers LLC Executive Deferred Compensation Plan
     In 2006, certain employees participated in the Kraton Executive Deferred Compensation Plan, which was originally approved by the Board of Directors of Kraton on September 9, 2004.  Participants in the plan are permitted to elect to defer a portion (generally, up to 50%) of their annual incentive bonus. Participating employees are credited with a number of phantom membership units based on the fair value of TJ Chemical membership units as of the date of deferral.  Distributions from plan accounts may be made in TJ Chemical membership units, Management LLC membership units, or cash, at the discretion of the committee.  Such distributions will occur upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the Kraton Deferred Compensation Plan and as of December 31, 2006. With respect to the 2006 accrued bonus liability, our executive officers in total elected to defer $351,250 during the three months ended March 31, 2007, and received 354,799 Notional Units. Pursuant to their participation in the Executive Deferred Compensation Plan (as described above), our executive officers in total hold 354,799 Notional Units in their plan accounts as of September 30, 2007. All such units are 100% vested and subject to the terms of the plan.

     (e) 2007 Incentive Compensation Plan
     On March 6, 2007, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2007 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2007 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers and certain employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2007, the Board established a common bonus pool proportional to the consolidated Adjusted Bank EBITDA (“Adjusted EBITDA”) which will be used in our Term Loan Covenants calculations for the year ended December 31, 2007. It is expected that the common bonus pool payout could be up to $4 million, depending on the performance of the Company. Once the common bonus pool is determined based on Adjusted EBITDA, the common bonus pool under the 2007 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.
     (f) Retirement Plans
     The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2007 and September 30, 2006, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$644	$563	$1,934	$2,157
Interest cost	969	907	2,907	2,605
Expected return on plan assets	(908)	(893)	(2,726)	(2,491)
Restructuring costs (See Note 3)	—	(148)	—	624

Net periodic benefit cost	$705	$429	$2,115	$2,895

     The components of net periodic benefit cost related to other postretirement benefits for the three and nine months ended September 30, 2007 and September 30, 2006, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$88	$90	$264	$296
Interest cost	187	187	561	461
Recognized actuarial gain	—	—	—	—
Restructuring costs (See Note 3)	—	499	—	1,900

Net periodic benefit cost	$275	$776	$825	$2,657

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
     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Revenues:
United States	$97,397	$104,887	$285,417	$295,886
Germany	37,558	36,096	112,491	90,491
Netherlands	11,382	15,235	38,824	43,898
Italy	12,601	13,083	38,152	41,587
Japan	12,830	14,175	37,434	45,323
China	11,457	13,645	31,059	34,767
United Kingdom	10,979	8,059	30,036	31,164
Brazil	10,143	8,961	26,851	23,283
Belgium	8,945	2,813	23,374	10,480
France	8,734	7,007	22,684	19,730
Poland	8,177	6,746	16,536	10,891
Canada	6,216	7,160	16,342	20,286
Taiwan	5,151	3,710	15,384	11,930
Thailand	4,498	3,148	12,054	11,530
Turkey	4,172	2,250	11,187	10,924
Argentina	3,836	3,738	10,601	9,881
Sweden	3,667	2,623	10,025	7,433
Austria	3,264	3,008	7,480	5,338
Mexico	2,214	2,481	6,932	6,981
Denmark	2,008	1,374	6,764	4,541
Australia	2,547	2,895	6,264	7,002
All other countries	22,374	25,060	65,981	59,485

	$290,150	$288,154	$831,872	$802,831

	September 30,	December 31,
	2007	2006
Long-lived Assets:
United States	$293,878	$283,171
Germany	38,511	32,506
Japan	3,589	3,225
Italy	27	25
France	108,388	100,476
Netherlands	32,141	29,436
Canada	—	—
Brazil	54,920	48,485
United Kingdom	182	133
China	1,970	54
All other countries	11,885	11,451

	$545,491	$508,962

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
Balance Sheet

	As of September 30, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$358	$31,959	$—	$32,317
Receivables, net	—	52,472	100,686	—	153,158
Due from related parties	(13)	17,277	3,064	(20,328)	—
Inventories of products, net	—	138,454	150,624	(4,648)	284,430
Inventories of materials and supplies	—	6,804	5,410	—	12,214
Other current assets	3,613	1,078	9,526	—	14,217
Deferred income taxes	—	8,672	(6,734)	—	1,938

Total current assets	3,600	225,115	$294,535	(24,976)	498,274
Property, plant and equipment, less accumulated depreciation	109,886	165,102	128,332	—	403,320
Identifiable intangible assets	32,399	—	48,811	—	81,210
Investment in unconsolidated joint venture	813	—	9,289	—	10,102
Deferred financing costs	10,825	—	—	—	10,825
Other long-term assets	97,391	397,096	21,447	(500,585)	15,349

Total assets	$254,914	$787,313	$502,414	$(525,561)	$1,019,080

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$—	$—	$—	$3,445
Accounts payable-trade	2,700	52,987	61,701	—	117,388
Other payables and accruals	9,837	10,591	31,308	—	51,736
Due to (from) related parties	—	3,064	38,189	(20,328)	20,925
Insurance note payable	1,977	—	—	—	1,977

Total current liabilities	17,959	66,642	131,198	(20,328)	195,471
Long-term debt, net of current portion	535,881	—	—	—	535,881
Deferred income taxes	(47,589)	71,882	10,928	—	35,221
Long-term liabilities	404,055	35,495	97,401	(500,585)	36,366

Total liabilities	910,306	174,019	239,527	(520,913)	802,939

Commitments and contingencies (note 9)	—	—	—	—	—
Member’s equity:
Common equity	(655,392)	614,489	224,098	(4,648)	178,547
Accumulated other comprehensive income	—	(1,195)	38,789	—	37,594

Total member’s equity	(655,392)	613,294	262,887	(4,648)	216,141

Total liabilities and member’s equity	$254,914	$787,313	$502,414	$(525,561)	$1,019,080

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Balance Sheet

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,850	$29,751	$—	$43,601
Receivables, net	3,509	47,194	97,259	(12,025)	135,937
Inventories of products, net	—	141,164	119,514	(3,893)	256,785
Inventories of materials and supplies	—	6,615	4,288	—	10,903
Other current assets	3,659	1,022	8,627	—	13,308
Deferred income taxes	—	8,665	(6,734)	—	1,931

Total current assets	7,168	218,510	252,705	(15,918)	462,465
Property, plant and equipment, less accumulated depreciation	117,519	169,727	116,497	—	403,743
Identifiable intangible assets	37,820	—	48,811	—	86,631
Investment in unconsolidated joint venture	813	—	8,563	—	9,376
Deferred financing costs	13,038	—	—	—	13,038
Other long-term assets	97,657	338,894	7,314	(429,965)	13,900

Total assets	$274,015	$727,131	$433,890	$(445,883)	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$—	$—	$—	$3,850
Accounts payable-trade	2,900	23,432	42,608	—	68,940
Other payables and accruals	7,605	16,415	29,110	—	53,130
Due to (from) related parties	—	704	20,672	(12,025)	9,351
Insurance note payable	739	—	—	—	739

Total current liabilities	15,094	40,551	92,390	(12,025)	136,010
Long-term debt, net of current portion	578,263	—	—	—	578,263
Deferred income taxes	(43,583)	72,164	11,526	—	40,107
Long-term liabilities	333,435	34,158	97,404	(429,965)	35,032

Total liabilities	883,209	146,873	201,320	(441,990)	789,412

Commitments and contingencies (note 9)
Member’s equity:
Common equity	(611,057)	581,453	217,608	(3,893)	184,111
Accumulated other comprehensive income	1,863	(1,195)	14,962	—	15,630

Total member’s equity	(609,194)	580,258	232,570	(3,893)	199,741

Total liabilities and member’s equity	$274,015	$727,131	$433,890	$(445,883)	$989,153

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Three Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$141,096	$174,961	$(31,559)	$284,498
Other	—	(108)	5,760	—	5,652

Total revenues	—	140,988	180,721	(31,559)	290,150
Costs and expenses:
Cost of goods sold	787	114,486	159,985	(31,559)	243,699

Gross profit (loss)	(787)	26,502	20,736	—	46,451
Research and development expenses	—	2,205	3,247	—	5,452
Selling, general, and administrative expenses	(33)	7,730	7,897	—	15,594
Depreciation and amortization	4,324	5,036	3,179	—	12,539
Earnings in joint venture	—	—	(189)	—	(189)
Interest expense (income), net	13,136	(2,495)	1,734	—	12,375

Income (loss) before income taxes	(18,214)	14,026	4,868	—	680
Income tax benefit (provision)	573	295	(2,302)	—	(1,434)

Net (loss) income	$(17,641)	$14,321	$2,566	$—	$(754)

	Three Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$142,454	$170,368	$(34,413)	$278,409
Other	—	50	9,695	—	9,745

Total revenues	—	142,504	180,063	(34,413)	288,154
Costs and expenses:
Cost of goods sold	(2,567)	112,903	149,897	(34,413)	225,820

Gross profit	2,567	29,601	30,166	—	62,334
Research and development expenses	—	3,980	2,104	—	6,084
Selling, general, and administrative expenses	—	10,718	8,166	—	18,884
Depreciation and amortization	4,479	4,739	1,969	—	11,187
Loss in joint venture	—	—	208	—	208
Interest expense (income)	11,917	(2,220)	1,235	—	10,932

Income (loss) before income taxes	(13,829)	12,384	16,484	—	15,039
Income tax (provision) benefit	2,609	(2,575)	(3,438)	—	(3,404)

Net income (loss)	$(11,220)	$9,809	$13,046	$—	$11,635

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Nine Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$416,149	$511,132	$(114,955)	$812,326
Other	—	—	19,546	—	19,546

Total revenues	—	416,149	530,678	(114,955)	831,872
Costs and expenses:
Cost of goods sold	799	345,970	469,846	(114,955)	701,660

Gross profit (loss)	(799)	70,179	60,832	—	130,212
Research and development expenses	—	4,936	13,568	—	18,504
Selling, general, and administrative expenses	(33)	26,778	22,463	—	49,208
Depreciation and amortization	12,972	15,023	8,422	—	36,417
Earnings in joint venture	—	—	(514)	—	(514)
Interest expense (income), net	34,203	(7,138)	5,442	—	32,507

Income (loss) before income taxes	(47,941)	30,580	11,451	—	(5,910)
Income tax (provision) benefit	1,759	295	(3,876)	—	(1,822)

Net (loss) income	$(46,182)	$30,875	$7,575	$—	$(7,732)

	Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$408,199	$496,817	$(129,824)	$775,192
Other	—	185	27,454	—	27,639

Total revenues	—	408,384	524,271	(129,824)	802,831
Costs and expenses:
Cost of goods sold	(461)	326,794	439,043	(129,824)	635,552

Gross profit	461	81,590	85,228	—	167,279
Research and development expenses	—	10,595	8,555	—	19,150
Selling, general, and administrative expenses	—	33,961	22,911	—	56,872
Depreciation and amortization	13,437	13,849	5,915	—	33,201
(Earnings) in joint venture	—	—	(232)	—	(232)
Interest expense (income)	32,624	(6,790)	3,667	—	29,501

Income (loss) before income taxes	(45,600)	29,975	44,412	—	28,787
Income tax (provision) benefit	10,963	(7,210)	(10,986)	—	(7,233)

Net income (loss)	$(34,637)	$22,765	$33,426	$—	$21,554

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Cash Flows

	Nine Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(29,070)	$68,593	$12,557	$—	$52,080

Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(11,466)	(8,352)	—	(19,818)

Net cash used in investing activities	—	(11,466)	(8,352)	—	(19,818)

Cash flows provided by (used in) financing activities:
Proceeds from (payments on) intercompany loans	—	—	—	—	—
Repayment of debt	(42,787)	—	—	—	(42,787)
Cash dividend to parent	—	—	—	—	—
Deferred Financing cost	—	—	—	—	—
Proceeds from (payments on) Inter Group Debt	70,619	(70,619)	—	—	—
Net proceeds from insurance note payable	1,238	—	—	—	1,238

Net cash provided by (used in) financing activities	29,070	(70,619)	—	—	(41,549)

Effect of exchange rate difference on cash	—	—	(1,997)	—	(1,997)

Net decrease in cash and cash equivalents	—	(13,492)	2,208	—	(11,284)
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$358	$31,959	$—	$32,317

	Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(47,273)	$6,713	$9,179	$—	$(31,381)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(10,328)	(17,667)	—	(27,995)

Net cash used in investing activities	—	(10,328)	(17,667)	—	(27,995)

Cash flows provided by (used in) financing activities:
Proceeds from debt	123,008	—	—	—	123,008
Repayment of debt	(2,596)	—	—	—	(2,596)
Cash dividend to parent	(129,531)	—	—	—	(129,531)
Deferred financing costs	(2,678)	—	—	—	(2,678)
Net proceeds from insurance note payable	2,957	—	—	—	2,957
Proceeds from (payments on) intercompany loans	56,113	(51,897)	(4,216)	—	—

Net cash provided by (used in) financing activities	47,273	(51,897)	(4,216)	—	(8,840)

Effect of exchange rate difference on cash	—	—	(4,003)	—	(4,003)

Net decrease in cash and cash equivalents	—	(55,512)	(16,707)	—	(72,219)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$(571)	$29,286	$—	$28,715

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

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
     We generate substantially all of our product sales and gross margin from our five primary product lines: (1) unhydrogenated SBCs, or USBCs; (2) hydrogenated SBCs or HSBCs; (3) Compounds; (4) IR; and (5) IR Latex.
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
     As previously disclosed, Shell Chemicals, the operator of our Pernis facility, provided us a preliminary study during 2003 and updated during 2004 which reviewed Kraton’s Pernis facilities operations and physical plant. The study identified both required maintenance and suggested near-term and long-term improvements to the plant, which could require considerable investment. This study, along with the possibility that Shell Chemicals may elect not to renew the isoprene supply agreement to our Pernis facility, caused us to review the long-term strategic and economic options for our Pernis assets.
     On September 20, 2007, Kraton decided to exit the SIS plant at our Pernis facility, which will result in a contractor workforce reduction and is expected to provide annual cost savings in the range of $6 million to $9 million. Notification of this decision and the exit plan was given to Shell Chemicals on November 9, 2007. As a consequence of Kraton’s decision, the terms defined in the Agreement for Adjustment and Termination of Services under Kraton/SNC SUMFs and OMS Agreements at Pernis dated June 28, 2007 have come into effect.
     Kraton is undertaking the plan in connection with its decision to relocate SIS production to the Company’s other production facilities as part of its cost reduction efforts. We expect that the SIS grades can be manufactured successfully at alternative plant locations, and we expect to have sufficient capacity to meet current and near term demands. The plan is expected to begin in the fourth quarter of 2007 and is expected to be completed by early 2008. Kraton recorded a liability associated with the plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consists of future cash expenditures. We anticipate that substantially all of the cash expenditures will be incurred in the first and second quarters of 2008.
     As of the date of this report, no final decision has yet been made on the future of the IR plant at our Pernis facility. We would expect to keep the IR plant operational at least until the end of calendar year 2009. If we should decide to close the plant we would expect to develop an alternative manufacturing facility for our IR grades, and we may build additional inventory to continue to supply our customers until the alternative manufacturing facility is in production.
     Change in Board of Directors
     On September 20, 2007, Mr. John Breckenridge, a principal of CCMP Capital Advisors, LLC, resigned as a member of the Board of Directors of Kraton Polymers LLC (the “Company”). Mr. Breckenridge also served as a member of the Audit, Compensation and Executive Committees of the Company. The Company does not intend to fill the vacancy created by the resignation of Mr. Breckenridge at this time.
     Board Committee Membership Changes
     On September 20, 2007, the Board of Directors of Kraton appointed the following as members of the three standing Board of Director committees, each to serve in accordance with the terms of the Amended and Restated Limited Liability Companies Agreement of Kraton and until their successors are appointed and qualified, or until their earlier resignation or removal:
Audit Committee:
James Ball – Chairman
Michael MacDougall
Timothy Walsh
Nathan Wright
Compensation Committee:
Timothy Walsh – Chairman
Kelvin Davis
Nathan Wright
Executive Committee:
Kelvin Davis – Chairman
George Gregory
Michael MacDougall
Timothy Walsh
     Compensatory Arrangements of Certain Officers
     As of September 20, 2007, Kraton Polymers LLC (“Kraton”) and Kraton’s Chief Financial Officer, Nicholas G. Dekker, have agreed to extend the term of Mr. Dekker’s employment beyond the expiration date of October 5, 2007, as set forth in his Employment Agreement with Kraton dated as of April 9, 2007 (previously filed as an exhibit to Form 10-K on April 12, 2007). Mr. Dekker and Kraton are currently negotiating the terms of such extension.
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
     Agreements have been entered into with some customers, whereby they earn rebates when the volume of their purchases of our product reaches certain agreed levels. We recognize the estimated rebate obligation under these agreements as a reduction of revenue to each of the underlying revenue transactions. These estimates are based on a combination of the forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, our knowledge of customer purchasing habits, and industry pricing practice. These rebates typically represent up to approximately 1% of our product sales.
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

     Income Taxes
     We conduct all operations, including the U.S. operations, in separate legal entities and as a result, income tax amounts are reflected on a separate return basis. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
Factors Affecting Our Results of Operations
Raw Materials
     Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 81% of total raw material purchases volume and approximately 51% of cost of goods sold in 2006. Our financial performance for the year ended December 31, 2006 was affected by significant increases in raw material feedstock prices. We experienced significantly higher raw material feedstock prices in 2006. Prices for these key raw materials have increased between 8% and 37% during 2006 compared to 2005 and have generally been correlated to crude oil prices over the last three years. For the first nine months of 2007, financial performance has continued to be affected by the prevailing raw material pricing environment and global supply and demand conditions.
     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, Basell, and other suppliers under long-term supply contracts with various expiration dates. Prices under these contracts are typically determined by contractual formulas that reference both the suppliers cost of production as well as market prices. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil generally purchases mostly of its raw materials from local third-party suppliers.
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas liquids. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand and the cost of ethylene, benzene, and natural gas. Market prices for styrene increased throughout most of 2004, 2005 and 2006. Our average acquisition costs of styrene increased approximately 9% during the nine months ended September 30, 2007, as compared to the comparable period in 2006.
     Butadiene is used in the production of certain grades of both USBC and HSBC products. Prices for butadiene are also volatile, with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since 2004 we have generally experienced increasing market prices for butadiene. Our average acquisition costs of butadiene increased approximately 18% during the nine months ended September 30, 2007 as compared to the comparable period in 2006. These increases are the result of generally tight worldwide butadiene supply/demand and high energy costs. Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals.
     Isoprene is used in the production of certain grades of both USBC and HSBC and IR. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market for isoprene is thin and prices are volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene rose substantially throughout 2004, 2005 and most of 2006. A significant factor contributing to higher prices during the prior periods was the extreme tightness in the market caused by operational problems of some key producers. During the nine months ended September 30, 2007, however, our average acquisition costs for isoprene decreased 5% versus the comparable period in 2006, primarily due to changes in supply and demand conditions. While it is difficult to predict if additional operational problems of key isoprene producers are likely to recur, we believe it is unlikely that multiple key isoprene producers will experience operational problems in the future within the short period of time as occurred in early 2005. Nonetheless, due to the limited number of isoprene producers, any significant operational problems could potentially adversely affect available supply.
     Changes in prices for raw materials will have an affect on our results of operations. In response to raw material feedstock cost increases, we have continued to increase prices for many of our products. We are continuing to evaluate our prices for all of our products, as market conditions change.

Seasonality
     Sales of our products sold into the Paving and Roofing end-use market are affected by seasonal changes. Second and third quarters sales volumes in this end-use market are significantly higher than the first and fourth quarters because weather conditions reduce road and building construction in the winter seasons.
     Economic and Market Conditions
     Our results of operations are influenced by changes in general economic conditions. Our products are sold in markets that are sensitive to changes in general economic conditions, such as automotive and construction products. Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. A number of our products are sold into certain commercial and consumer end-use markets, such as the Compounding Channels and Personal Care end-use markets that are generally considered to be less affected by general economic conditions. However, our results of operations were negatively affected during 2006 in the Paving and Roofing end-use market due to the increased prices of asphalt, resulting in a decline in demand for our products. In addition, during 2007 we experienced lower than anticipated demand in the paving and roofing end use market in North America, which was primarily a result of unfavorable weather conditions.
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
     International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 43% of net product sales generated from customers located in the Americas, 42% in Europe and 15% in the Asia Pacific region during the 2006 period. In 2006, we estimated that our products were sold to customers in more than 60 countries. We serve our customer base from 6 manufacturing plants in 6 countries. As described above, changes in general economic conditions in these countries will influence our results of operations.
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the third quarter of 2007 and 2006. These average rates may differ from the actual rates used in the preparation of the consolidated financial statements.

	U.S. $ per Euro		U.S. $ per 10,000 Japanese Yen		U.S. $ per Brazilian Real
	Average	Period End	Average	Period End	Average	Period End
Quarter Ended September 30, 2006	1.275	1.269	86.10	84.82	0.459	0.460
Quarter Ended September 30, 2007	1.373	1.426	84.85	86.63	0.512	0.544
Nine months Ended September 30, 2006	1.243	1.269	86.30	84.82	0.459	0.460
Nine months Ended September 30, 2007	1.343	1.426	83.74	86.63	0.496	0.544
     Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. We have previously not engaged, and are not currently planning to engage in foreign currency hedging activities.
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

Results of Operations
Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006
     The following table summarizes certain information relating to our operating results that have been derived from our financial statements (in thousands).

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
Revenues:
Sales	$284,498	$278,409
Other	5,652	9,745

Total revenues	290,150	288,154

Costs and expenses:
Cost of goods sold	243,699	225,820

Gross profit	46,451	62,334
Research and development expenses	5,452	6,084
Selling, general and administrative expenses	15,594	18,884
Depreciation and amortization of identifiable intangibles	12,539	11,187
Earnings in joint venture	(189)	208
Interest expense, net	12,375	10,932

Income before income taxes	680	15,039
Income tax provision	(1,434)	(3,404)

Net income	$(754)	$11,635

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
Revenues:
Sales	98.0%	96.6%
Other	2.0	3.4

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	84.0	78.4

Gross profit	16.0	21.6
Research and development expenses	1.9	2.1
Selling, general and administrative expenses	5.4	6.6
Depreciation and amortization of identifiable intangibles	4.3	3.8
Earnings in joint venture	(0.1)	0.1
Interest expense, net	4.3	3.8

Income before income taxes	0.2	5.2
Income tax provision	(0.5)	(1.2)

Net income (loss)	(0.3)%	4.0%

Total Revenues
     Total revenues increased by 0.7% to $290.2 million for the three months ended September 30, 2007, as compared to $288.2 million for the three months ended September 30, 2006. This increase was primarily due to an estimated increase of $7.7 million related to our product prices and an approximately $10.1 million due to the net strengthening of the functional currencies of our foreign operations against the U.S. dollar, partially offset by an approximate $4.1 million decrease associated with lower by-product sales and an estimated $11.7 million decrease related to lower sales volume. Prices for our products were increased primarily to help offset continued higher raw material costs. Functional currencies changed as follows: (1) the Euro strengthened approximately 7.7%; (2) the Brazilian Real appreciated approximately 11.5%; while (3) the Japanese Yen weakened approximately 1.5% during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.
     Sales. Sales increased by 2.2% to $284.5 million for the three months ended September 30, 2007, as compared to $278.4 million for the three months ended September 30, 2006. The increase in sales was primarily due to an increase of approximately of $10.1 million related to the net strengthening of the functional currencies of our foreign operations against the U.S. dollar and an estimated $7.7 million increase due to product mix and product prices, which were partially offset by an estimated $11.7 million decrease due to lower sales volumes.
     During the quarter, we implemented price increases in some of our product grades to help offset continued increased raw material costs. These price increases, however, were offset by lower sales volumes. The reduced sales volume was principally due to lower volume in the paving and roofing end use market in North America, which was primarily a result of unfavorable weather conditions, limited government paving budget and market response to our pricing strategy. All other core end use markets realized positive volume growth.
     Other revenue. Other revenues decreased by 42.0% to $5.7 million for the three months ended September 30, 2007, as compared to $9.8 million for the three months ended September 30, 2006. Other revenue primarily consists of the sales of small quantities of residual products that is a by-product of the manufacturing process of Kraton IR, an isoprene rubber product produced at our Netherlands facility. The decrease in other revenues is primarily due to a decrease in sales volumes during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and partially offset due to the strengthening of the Euro against the U.S. dollar during the 2007 period as compared to the 2006 period.
Cost of Goods Sold
     Costs of goods sold increased by 7.9% to $243.7 million for the three months ended September 30, 2007, as compared to $225.8 million for the three months ended September 30, 2006. As a percentage of total revenues, cost of goods sold increased to 84.0% from 78.4%. Cost of goods sold for the three months ended September 30, 2007 when compared to the 2006 period increased $17.9 million due to an estimated $21.8 million related to increased raw material and other variable costs, and an approximate $9.3 million increase due to the net appreciation of functional currencies of our foreign operations against the U.S. dollar. These increases were partially offset by an approximate $9.1 million decrease due to reduced sales volume and a $4.1 million decrease associated with lower by-product sales. Average acquisition costs, per metric ton for butadiene increased more than 10%, in the comparable period equally due to industry supply demand and the weakening dollar to euro exchange rate, while the average price for styrene was stable. The average acquisition cost, per metric ton, for isoprene declined by 14% due to increased contract supply and the favorable impact of global supply and demand on spot pricing.
Gross Profit
     Gross profit decreased by 25.5% to $46.5 million for the three months ended September 30, 2007, as compared to $62.3 million for the three months ended September 30, 2006. Gross profit as a percentage of total revenues decreased from 21.6% in the three months ended September 30, 2006 to 16.0% in the three months ended September 30, 2007, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses decreased by 10.4% to $5.5 million for the three months ended September 30, 2007, as compared to $6.1 million for the three months ended September 30, 2006. Research and development expenses decreased primarily due lower personnel related costs and building lease expenses as a result of our restructuring activities implemented in 2006. This decrease was partially offset by an increase due to the net appreciation of functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, research and development expenses decreased from 2.1% in the three months ended September 30, 2006 to 1.9% in the three months ended September 30, 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 17.4% to $15.6 million for the three months ended September 30, 2007, as compared to $18.9 million for the three months ended September 30, 2006. Selling, general and administrative expenses decreased primarily due to lower incentive compensation and reduced personnel related costs during the 2007 period, and the 2006 period included some restructuring related expenses. These decreases were partially offset by an increase due to the appreciation of functional currencies of our foreign operations against the U.S. dollar and spending for the implementation of Sarbanes Oxley 404 (SOX) readiness activities. As a percentage of total revenues, selling, general and administrative expenses decreased to 5.4% in the three months ended September 30, 2007 from 6.6% in the 2006 period.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 12.1% to $12.5 million for the three months ended September 30, 2007 as compared to $11.2 million for the three months ended September 30, 2006. The increase in depreciation and amortization expense was primarily due to assets that were under construction in prior periods that were completed and placed in service during the and fourth quarter of 2006 and the first, second, and third quarters of 2007, including our new polyisoprene latex plant at our Paulinia, Brazil facility.
     Earnings in joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $0.2 million for the three months ended September 30, 2007 as compared to losses of $0.2 million for the three months ended September 30, 2006. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense, net. Interest expense, net was $12.4 million for the three months ended September 30, 2007, as compared to $10.9 million for the three months ended September 30, 2006. This increase was primarily due to a higher effective interest rate for the three months ended September 30, 2007 as compared to the 2006 period. This increase was partially offset by somewhat lower debt balances during the quarter. During the three months ended September 30, 2007, and September 30, 2006, the average debt balances outstanding were approximately $580.2 million and $583.8 million, respectively. However, the effective interest rates on our debt during the same periods were 8.1% and 6.9%, respectively.
     Income tax provision. Income tax provision was $1.4 million for the three months ended September 30, 2007, as compared to $3.4 million for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was approximately 210.9% as compared to a rate of 22.6% in the three months ended September 30, 2006. Our effective tax rate for the three months ended September 30, 2007 was higher than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period. Our effective tax rate for the three months ended September 30, 2006 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions.
     Net income. Net loss was ($0.8) million for the three months ended September 30, 2007, as compared to net income of $11.6 million for the three months ended September 30, 2006, for the reasons discussed above.
Nine months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006
     The following table summarizes certain information relating to our operating results that have been derived from our financial statements (in thousands).

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Revenues:
Sales	$812,326	$775,192
Other	19,546	27,639

Total revenues	831,872	802,831

Costs and expenses:
Cost of goods sold	701,660	635,552

Gross profit	130,212	167,279
Research and development expenses	18,504	19,150
Selling, general and administrative expenses	49,208	56,872
Depreciation and amortization of identifiable intangibles	36,417	33,201
Earnings in joint venture	(514)	(232)
Interest expense, net	32,507	29,501

(Loss) income before income taxes	(5,910)	28,787
Income tax provision	(1,822)	(7,233)

Net (loss) income	$(7,732)	$21,554

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Nine months Ended	Nine months Ended
	September 30, 2007	September 30, 2006
Revenues:
Sales	97.6%	96.6%
Other	2.4	3.4

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	84.4	79.2

Gross profit	15.6	20.8
Research and development expenses	2.2	2.4
Selling, general and administrative expenses	5.9	7.1
Depreciation and amortization of identifiable intangibles	4.4	4.1
Earnings in joint venture	(0.1)	(0.0)
Interest expense, net	3.9	3.7

(Loss) income before income taxes	(0.7)	3.6
Income tax provision	(0.2)	(0.9)

Net (loss) income	(0.9)%	2.7%

Total Revenues
     Total revenues increased by 3.6% to $831.9 million for the nine months ended September 30, 2007, as compared to $802.8 million for the nine months ended September 30, 2006. This increase was primarily due to: (1) an approximate $7.4 million increase in sales volume; (2) an estimated $27.8 million due to the net strengthening of the functional currencies of our foreign operations against the U.S. dollar; and (3) an estimated increase of $1.9 million due to product mix and higher product prices to help offset continued higher raw material costs. These increases were partially offset by an approximate $8.1 million decrease associated with lower by-product sales. Sales volume increased approximately 1.0%, from the comparable period in 2006. Functional currencies changed as follows: (1) the Euro strengthened approximately 8.0%; (2) the Brazilian Real appreciated approximately 8.5%; while (3) the Japanese Yen weakened approximately 3.0% during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.
     Sales. Sales increased by 4.8% to $812.3 million for the nine months ended September 30, 2007, as compared to $775.2 million for the nine months ended September 30, 2006. The increase in sales was primarily due to: (1) an estimated $7.4 million increase in sales volume, (2) an approximate increase of $27.8 million due to the net strengthening of the functional currencies of our foreign operations against the U.S. dollar, and (3) a $1.9 million increase due to product mix and higher product prices.
     The sales volume increase was primarily due to strong market growth in our Compounding Channels and Personal Care end-use markets. Compounding Channels growth was driven by HSBC innovation volumes, Personal Care growth was driven by continued USBC market growth in Europe. The Paving and Roofing end-use market experienced a sales volume decrease principally due to lower demand in North America, which was primarily a result of unfavorable weather conditions, limited government paving budget and market response to our pricing strategy. All other core end use markets realized positive volume growth, primarily driven by the sale of our new product developments.
     Other revenue. Other revenues decreased by 29.3% to $19.5 million for the nine months ended September 30, 2007, as compared to $27.6 million for the nine months ended September 30, 2006. Other revenue primarily consists of the sales of small quantities of residual products that is a by-product of the manufacturing process of Kraton IR, an isoprene rubber product we produce at our Netherlands facility. The decrease in other revenues is primarily due to decreased sales volumes during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 and partially offset by the strengthening of the Euro against the U.S. dollar during the 2007 period as compared to the 2006 period.
Cost of Goods Sold
     Costs of goods sold increased by 10.4% to $701.7 million for the nine months ended September 30, 2007, as compared to $635.6 million for the nine months ended September 30, 2006. As a percentage of total revenues, cost of goods sold increased to 84.4% from 79.2%. Cost of goods sold for the nine months ended September 30, 2007 when compared to the 2006 period increased $66.1 million due to: (1) an estimated $43.2 million increase related to higher raw material and other variable costs; (2) an approximate $25.2 million increase related to the net appreciation of functional currencies of our foreign operations against the U.S. dollar; and (3) an estimated $5.8 million increase related to higher sales volume. These increases were partially offset by an approximate $8.1 million decrease associated with lower by-product sales. Average acquisition costs, per metric ton, for styrene and butadiene increased more than 9% and 18%, respectively, in the comparable periods due to the prevailing raw material pricing environment and the weakening dollar to euro exchange rate. The styrene variance also includes the favorable impact of an improved contract supply portfolio. The prices for isoprene declined by 5% due to increased contract supply and improved global supply and demand.
Gross Profit
     Gross profit decreased by 22.2% to $130.2 million for the nine months ended September 30, 2007, as compared to $167.3 million for the nine months ended September 30, 2006. Gross profit as a percentage of total revenues decreased from 20.8% in the nine months ended September 30, 2006 to 15.6% in the nine months ended September 30, 2007, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses decreased 3.4% from $19.2 million for the nine months ended September 30, 2006 to $18.5 million for the nine months ended September 30, 2007. Research and development expenses, as a percentage of total revenues decreased primarily due lower personnel related costs and building lease expenses as a result of our restructuring activities implemented in 2006. These decreases were partially offset by an increase due to the appreciation of functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, research and development expenses decreased from 2.4% to 2.2% during the current period.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 13.5% to $49.2 million for the nine months ended September 301, 2007, as compared to $56.9 million for the nine months ended September 30, 2006. Selling, general and administrative expenses decreased primarily due to: (1) lower incentive compensation for the current period; (2) reduced personnel related costs due to restructuring activities implemented in 2006; and (3) costs associated with our restructuring activities and external consulting fees that were recorded in the 2006 period. These decreases were partially offset by an increase due to the appreciation of functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, selling, general and administrative expenses decreased to 5.9% from 7.1% in the 2007 period.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 9.7% to $36.4 million for the nine months ended September 30, 2007 as compared to $33.2 million for the nine months ended September 30, 2006. The increase in depreciation and amortization expense was primarily due to assets that were under construction in 2006 periods that were completed and placed in service during the third and fourth quarters of 2006 and the first, second and third quarters of 2007, including our new polyisoprene latex plant at our Paulinia, Brazil facility.
     Earnings in joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $0.5 million for the nine months ended September 30, 2007, as compared to $0.2 million for the nine months ended September 30, 2006. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense, net. Interest expense, net was $32.5 million for the nine months ended September 30, 2007, as compared to $29.5 million for the nine months ended September 30, 2006. This increase was primarily due to higher debt balances during the nine months ended September 30, 2007 as compared to the 2006 period and partially offset by the recognition of approximately $1.6 million of unrealized gain on interest rate swaps during the current year upon the termination of the interest rate swap agreements on June 24, 2007. In June 2007, the Company recorded an adjustment to interest expense related to its accounting for interest rate swaps that resulted in an increase in pre-tax income of approximately $1.6 million for the nine months ended September 30, 2007. The adjustment reflects the additional income statement effects of the Company’s highly effective interest rate swaps that should have been reflected in prior periods. The Company evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to current or prior periods. During the nine months ended September 30, 2007, and September 30, 2006, the average debt balances outstanding were $580.1 million and $523.2 million, respectively. The effective interest rates on our debt during the same periods were 7.6% and 7.4%, respectively.
     Income tax provision. Income tax provision was $1.8 million for the nine months ended September 30, 2007, as compared to $7.2 million for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was approximately (30.8%) as compared to a rate of 25.1% in the nine months ended September 30, 2006. Our effective tax rate for the nine months ended September 30, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period. Our effective tax rate for the nine months ended September 30, 2006 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions.
     Net (loss) income. Net loss was ($7.7) million for the nine months ended September 30, 2007, as compared to net income of $21.6 million for the nine months ended September 30, 2006, for the reasons discussed above.
Liquidity and Capital Resources
     Operating activities. Net cash provided by operating activities was $52.1 million for the nine months ended September 30, 2007, as compared to $31.4 million of cash used in operating activities for the nine months ended September 30, 2006. The increase in cash provided by operating activities during the nine months ended September 30, 2007 was primarily due to improved working capital management in the 2007 period as compared to the 2006 period. These increases were partially offset by an estimated $29.3 million decrease in net income.
     Investing activities. Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2007, as compared to $28.0 million used in investing for the nine months ended September 30, 2006. This decrease was primarily driven by the decrease in capital expenditures of $8.0 million during the nine months ended September 30, 2007, as compared to the prior period. This decrease was primarily related to the completion of the construction our new polyisoprene latex plant at our Paulinia, Brazil facility during the fourth quarter 2006.
     Financing activities. Net cash used in financing activities was $41.5 million for the nine months ended September 30, 2007, as compared to $8.8 million for the nine months ended September 30, 2006. The change in net cash provided by financing activities for 2007 was primarily due to a voluntary prepayment of $40 million on the Term Facility made in the nine months ended September 30, 2007.
     Sources of liquidity. We are a holding company without any operations or assets other than our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations, existing cash balances and revolver credit facility. We believe during 2007 we will have sufficient liquidity to fund our operational needs. As of September 30, 2007 we had $32.3 million of cash and cash equivalents. We have available to us, upon compliance with customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million, which was fully available at September 30, 2007. The ability for us to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Currently, we are required to maintain an interest coverage ratio of 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter, and to prevent our leverage ratio from exceeding 5.45:1.00 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of September 30, 2007, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.
Capital Expenditures.
     Capital investments in property, plant and equipment account for the majority of our investing activities. For the nine months ended September 30, 2007, $19.9 million was spent on the purchase of property, plant and equipment as compared to $28.0 million for the nine months ended September 30, 2006. The decreased spending in the 2007 period was due to the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility, which was completed during the fourth quarter of 2006.
     Capital expenditures are expected to be between $28 and $33 million in 2007. These capital expenditures will primarily be for maintenance and infrastructure-related spending as well as expansionary and cost reduction projects. The 2007 expansionary capital expenditures are centered on growth areas including IR Latex, USBC and HSBC projects. Our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million per year as a result of certain regulatory, environmental and other maintenance projects.
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
     Polymer Holdings and three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC and Kraton Polymers Capital Corporation have guaranteed the Credit Agreement and we refer in these notes to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of September 30, 2007 and December 31, 2006, we had no outstanding borrowings under the Revolving Facility. We refer to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans.
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
     Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the nine months ended September 30, 2007 and 2006 were 7.3% and 7.0%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
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
     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. In addition, we are required to maintain an interest rate coverage ratio of 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008 and becoming progressively more restrictive thereafter, and to prevent our leverage ratio from exceeding 5.45:1.00 through the first fiscal quarter of 2008, and becoming progressively more restrictive thereafter.
     As of September 30, 2007, we were in compliance with all covenants under the Credit Agreement.
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
     The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, and limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business and merger and consolidations.
     As of September 30, 2007, we were in compliance with all covenants under the 8.125% Notes.

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
Off-Balance Sheet Transactions
     We are not involved in any material off-balance sheet transactions as of September 30, 2007.
Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.
     Interest rate risk. We have $339.3 million of variable rate debt outstanding under our senior secured credit facility as of September 30, 2007. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. Prior to the Amendment of the Credit Agreement under the term loan portion of the senior secured credit facility, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million each, effective June 11, 2004 and July 6, 2004, respectively. Both of these agreements terminated on June 24, 2007, had a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commenced on June 24, 2004, and ended on the termination date. The agreements had an average fixed rate of 3.524%. The agreements had no fair market value as of September 30, 2007 due to the termination of the agreements on June 24, 2007.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Approximately half of our revenue and costs are denominated in U.S. dollars; Euro and Euro-related currencies are also significant. The net appreciation of the Euro against the U.S. dollar and other world currencies since 2001 has had a positive impact on our sales and a negative impact on our costs, as reported in U.S. dollars in our historical combined financial statements. Historically, we have not undertaken and we do not currently plan to undertake hedging strategies to minimize the effect of currency fluctuations.
     Commodity price risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. We have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our variable rate debt consists of borrowings under the senior secured credit facility. The interest rates are a function of the bank prime rate or LIBOR. A 1% point change in the base interest rate on our $339.3 million of variable rate debt would result in an approximate $3.4 million change in annual income before taxes.
ITEM 4. CONTROLS AND PROCEDURES
     We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we are required to prepare pursuant to the indenture for the notes is recorded, processed, summarized and reported as and when required.
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     None.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	Agreement for Adjustment and Termination of Services under Kraton/SNC SUMFs and OMS Agreements at Pernis dated as of June 28, 2017 by and among Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V.

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraton Polymers LLC
Date: November 13, 2007	/s/ George B. Gregory
George B. Gregory
Chief Executive Officer and President

/s/ Nicholas G. Dekker
Nicholas G. Dekker
Chief Financial Officer and Vice President

Index to Exhibits

EXHIBITS
10.1	Agreement for Adjustment and Termination of Services under Kraton/SNC SUMFs and OMS Agreements at Pernis dated as of June 28, 2017 by and among Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V.

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002