Form 10-K
period 2007-12-31
Kraton Polymers LLC
filed 2008-03-31
CIK 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐      NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐      NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. YES ☐      NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐      NO ☑
The equity interests of the registrant are not publicly held and the aggregate market value is therefore not determinable.
DOCUMENTS INCORPORATED BY REFERENCE

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
FORWARD LOOKING STATEMENTS
     Certain statements in this Annual Report on Form 10-K under the captions “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the specialty chemicals industry, changes in prices of raw materials used in our business, changes in levels of consumer spending or preferences, overall economic conditions, the level of our indebtedness and exposure to interest rate and currency fluctuations, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and other risks and uncertainties described in this report and the Company’s other reports and documents. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.
     You should carefully consider the “Risk Factors” described in this Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
PRESENTATION OF FINANCIAL STATEMENTS
     This Form 10-K includes financial statements and related notes that present the consolidated financial position, results of operations and cash flows of Kraton Polymers LLC, which we refer to as Kraton, and its subsidiaries.
PART I
ITEM 1. BUSINESS
General
     Kraton Polymers LLC (“Kraton”) is a leading supplier of engineered polymers worldwide. Unless otherwise indicated, each of “Company,” “we,” “our,” “ours,” and “us” refers to Kraton and its direct and indirect subsidiaries, taken as a whole, and includes our predecessor companies where the text requires. We believe we are the world’s leading producer (in terms of both sales and volume in 2007) of styrenic block copolymers (SBCs), a family of products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered thermoplastic elastomers, which enhance the performance of numerous products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. We also sell a high-end polyisoprene rubber (IR), polyisoprene latex, and SBC-based compounded materials. Our polymers typically modify other products and are frequently processed with other materials in a variety of applications. Our products are highly customized to each unique application and typically constitute a key enabler of the performance to our customers’ products. We currently offer approximately 1,000 products to over 700 customers in over 60 countries worldwide. Our global manufacturing network includes six plants, which are located in the United States, Germany, France, The Netherlands, Brazil and Japan.
     We had aligned our commercial activities to serve five core end-use markets: (1) Adhesives, Sealants and Coatings; (2) Paving and Roofing; (3) Compounding Channels; (4) Personal Care; and (5) Packaging and Films. We also have a business development group to manage our emerging businesses, including sales in polyisoprene latex.

     Effective January 1, 2008, we combined our Compounding Channels, Personal Care and Packaging and Films end-uses into one new end-use, Advanced Materials. For future reporting, we will therefore comment on performance and developments consistent with this new end-use alignment.
     We generate substantially all of our product sales and gross margin from our five primary product lines: (1) unhydrogenated SBCs, or USBCs; (2) hydrogenated SBCs or HSBCs; (3) IR; (4) IR Latex; and (5) Compounds. For a description of our products see the section below labeled “Products.”
Corporate Background
     Kraton was formed in Delaware as Ripplewood Chemical Acquisition LLC on August 24, 2000. Kraton changed its name to Kraton Polymers LLC on February 28, 2001.
     Prior to February 28, 2001, we operated as a number of business units as part of the Royal Dutch/Shell Group of Companies, or Shell Chemicals, and did not exist as a stand-alone entity. On February 28, 2001, Ripplewood Chemical Holding LLC, or Ripplewood Chemical, acquired us from Shell Chemicals through a master sale agreement.
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
Competitive Strengths
     Leading Global SBC Market Position. We believe we are the world’s leading producer of SBCs, with sales revenues of approximately $1,066 million and sales volumes of approximately 358 kT, excluding by-products, for the year ended December 31, 2007. We generated approximately 94% of our 2007 product sales in our core end-use markets. We believe we hold the number one market position, based on 2007 sales, in the following end-use markets: Adhesives, Sealants and Coatings; Paving and Roofing; Compounding Channels; Personal Care; and Packaging and Films (excluding high styrenics). We believe the Kraton brand name is the most recognized in the industry because of our long history in the business, broad product portfolio, leading technical position, reputation for quality and consistency and global reach. This has allowed us to consistently grow sales and maintain the largest global market share of SBC sales and volumes since commercializing these products over 40 years ago. From 2001 to 2007, our sales volumes, in our core end-use markets grew more than 30%.
     Product Innovation and Superior Technical Expertise. We believe we have built significant brand recognition of the Kraton name in the SBC industry through our commitment to innovation and superior technical expertise and service. We employ approximately 90 research and development staff who are integrated with our marketing teams to identify and develop new products and applications, as well as to deliver comprehensive technical service. We believe our current product portfolio, which includes more than 150 core commercial grades, is the broadest in the industry, and our new product pipeline includes innovations in each of our core end-use markets. We had approximately 1,400 granted patents and approximately 700 pending patent applications as of December 31, 2007 and over 40 years of manufacturing expertise that provide further competitive advantage. As an indicator of our innovation success, we generated over 25% of our sales from new and improved products released in the prior five years.
     New Innovations
     Consistent with our strategy, we continued to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets throughout 2007. Below are our most recently announced product innovations.
•	In our Adhesives, Sealants and Coating end-use market, we announced in March 2007 the commercial availability of a new Kraton SIBS product for use in hot melt adhesive labels. This new polymer has been designed specifically for label applications and offers economic and performance advantages over other conventional products. This unique polymer exhibits outstanding adhesive properties with an excellent balance of tack, peel, shear, adhesion and resistance to flagging in even the most demanding label applications.
•	In our Packaging and Films end-use market, we announced in April 2007 that the United States Food and Drug Administration (“FDA”) has cleared Kraton SEBS products for use in fatty food applications. All current FDA-grade Kraton SEBS products can now be used for all types of food packaging in all conditions of use as defined by the FDA.
•	In our Compounding Channels end-use market, we announced in December 2007 the commercialization of G1633® polymer and the creation of new opportunities for TPE-S compounds in high temperature, high performance applications. This innovation allows the automotive, medical, construction and heavy-industrial sectors to achieve best in class performances and long term durability combined with high quality aesthetics and lighter weight.
•	In our Packaging and Films end-use market, we announced in January 2008 the successful passing of a full range of toxicology studies surrounding its MD6945 SEBS block co-polymer. MD6945 can be used in a variety of medical applications, including films for ostomy bags, medical drapery, intravenous bags and drug delivery systems, as well as other extruded products such as tubing for IV sets, respiratory therapy, and enteral feeding kits. In addition, this product is cleared by the FDA for use in direct food contact applications without any conditions of use or food type restrictions.
     Strong Customer Relationships. For over 40 years, we have cultivated a diversified and loyal customer base because, in our view, we consistently meet their needs, offer the best product development and provide consistent and reliable products. Our research and development professionals work closely with our customers on process, manufacturing and formulation issues. Our customers’ manufacturing process is typically calibrated to the performance specifications of our products. Given the technical expertise and investment required to develop these formulations and the lead times required to replace them, we believe switching costs are high in most application areas and that incumbents, like Kraton, have an advantage. In addition, many of our products represent a small proportion of the overall cost of the finished product, yet are important to the finished product’s performance characteristics and manufacturing process, further mitigating our customers’ incentive to change suppliers. Our major customers include many leaders in their respective fields. We have maintained relationships with the vast majority of our top customers for 15 years or more.
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
     Diversity Across Customers, End-Uses and Geography. We sell our products to over 800 customers across a diverse range of end-use markets in over 65 countries worldwide. No single customer accounted for more than 10% of our 2007 revenue and our top ten customers represented less than 27% of our 2007 total revenue. Many of our customers sell their products into consumer applications that are generally considered to be less sensitive to overall economic conditions, such as adhesives and personal care products. In 2007, we generated 42% of our net product sales from customers located in the Americas, 43% in Europe and 15% in Asia Pacific. In 2007, we generated our revenue from the following end-use markets: 31% from Adhesives, Sealants and Coatings; 30% from Paving and Roofing; 20% from Compounding Channels; 7% from Personal Care; 5% from Packaging and Films; 2% from emerging business; and 5% from other markets. We believe our diverse customer base makes our sales less sensitive to market conditions in any single end-use market or region of the world.
Business Strategy
     Deliver New Innovative Products to the Marketplace. Since the introduction of SBCs by Kraton in the mid-1960s, we have experienced strong demand for new products that utilize the enhancing properties offered by our polymers. Nearly all of the major applications for SBCs today were originally pioneered by Kraton over the past 40 plus years. As a proven product innovator, we will continue to employ our product knowledge and technical expertise to provide application-based solutions for our customers’ highly specialized needs. This can include modifications to current products as well as significant new innovations aimed at displacing more expensive, less efficient product solutions in the marketplace. Currently, we believe we have a strong new product pipeline to take advantage of new opportunities.
     Focus on the Highest Growth Segments. We are organized around and focus our efforts upon our core end-use markets of Adhesives, Sealants and Coatings; Paving and Roofing; Compounding Channels; Personal Care; and Packaging and Films, and we

generally believe that this will provide us with the greatest opportunity to differentiate ourselves. We generated approximately 94% of our product sales in 2007 from these core end-use markets where we have devoted substantial research and development resources to product solutions. We believe these core end-use markets will continue to require more complex and higher value-added SBC formulations, which we believe are well positioned to provide. We are also pursuing initiatives in emerging businesses, outside of our core end-use markets, which leverage our set of core competencies.
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
     Expanding into New Applications and Regions. We believe we have a very strong market position in North America and Europe, which we intend to maintain and grow. We also see significant growth opportunities in other regions, particularly Asia Pacific. We believe that Asian economic development will drive significant growth in demand for SBCs in that region. We are committed to the region and are seeking to expand our presence there. On February 13, 2007 we opened a new distribution center located inside the Waigaoqiao Free Trade Zone in Shanghai, China, which includes storage and distribution capabilities for USBCs, HSBCs and polyisoprene products. This new distribution center improves product availability, reduces order lead-time, optimizes logistics and improves overall service levels for our customers in the Asia Pacific region. In June 2007 we also opened a new technical services center in the Waigaoqiao Free Trade Zone in Shanghai, China. The technical center serves customers in the Asia Pacific region by providing product testing, quality assurance, and customer service. Kraton’s new technical center also includes packaging capabilities. As part of our Asia Pacific expansion strategy, we are evaluating participating in the construction of an HSBC manufacturing facility in the region. Due to our ability to increase capacity in our existing facilities beyond our original expectations, we now believe we are able to meet projected global demand for HSBC products through at least 2010. As a result, we are postponing the start up of a new HSBC manufacturing facility in the Asia Pacific region beyond the previously announced 2009 target date.
     Focus on Operational Excellence and Reduce Unit Costs. We will continue pursuing opportunities for cost reduction, operational improvement and efficient preservation of capital. In 2007, we experienced the cost savings benefits of a number of restructuring projects across the globe that were implemented at certain locations in 2006, which included: (1) our Belpre, Ohio manufacturing facility; (2) our office in Tokyo, Japan; (3) our executive office in Houston, Texas; (4) closing our business office in London, United Kingdom and relocating responsibilities to personnel in other locations; and (5) shutting down our research laboratory in Louvain-la-Neuve, Belgium and relocating most of the research and development activities and related equipment to Amsterdam, The Netherlands.
     On September 20, 2007, we decided to exit the SIS plant at our Pernis facility, and to relocate SIS production to our other production facilities as part of our cost reduction efforts. This will result in a contractor workforce reduction and is expected to provide annual cost savings in the range of $6 million to $9 million. We expect that the SIS grades can be manufactured successfully at alternative plant locations, and we expect to have sufficient capacity to meet current and near-term demands. The exit plan is expected to be completed in the first half of 2008. We recorded a liability associated with the plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs in September 2007. The entire amount of the charge consists of future cash expenditures, as we anticipate that substantially all of the cash expenditures will be incurred in the first and second quarters of 2008. As of the date of this report, no final decision has yet been made on the future of the IR plant at our Pernis facility. We would expect to keep the IR plant operational at least until the end of calendar year 2009. If we should decide to close the plant we would expect to develop an alternative manufacturing facility for our IR grades, and we may build additional inventory to continue to supply our customers until the alternative manufacturing facility is in production.
     We recorded aggregate restructuring expenses during the years ended December 31, 2007 and 2006 of approximately $2.4 million and $9.7 million, respectively. We expect to see annual benefits from these improvements in the range of approximately $8.0 to $11.0 million and improved operational efficiencies. In addition, we continued with our Lean Six Sigma program that has increased production from existing equipment without significant additional capital investment. We will evaluate other significant projects to enhance our long-term competitiveness and improve our effectiveness.

Products
     Our Kraton polymer products are high performance elastomers, which are engineered for a wide range of end-use applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion, hot melt and solution applied coatings. We offer our customers a broad portfolio of products that includes approximately 200 core commercial grades of SBCs.
     We generate substantially all of our product sales and gross margin from our five primary product lines: (1) unhydrogenated SBCs or USBCs; (2) hydrogenated SBCs or HSBCs; (3) IR; (4) IR Latex; and (5) Compounds.
     USBC. Our USBC product portfolio includes approximately 140 commercial grades of products. This product line was our original SBC offering and continues to represent the greatest proportion of our sales revenues and sales volumes. USBCs are used in each of our end-use markets in a range of products to impart desirable characteristics, such as: (1) resistance to temperature and weather extremes in roads and roofing; (2) resistance to cracking, reduced sound transmission and better drainage in porous road surfaces; (3) impact resistance for consumer plastics; (4) increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers; and (5) enhanced appearance and feel in shoe and boot soles.
     USBCs are produced primarily in three configurations: SBS; SIBS; and SIS. SBS products (formed from polymeric blocks of styrene: butadiene: styrene) are used primarily in asphalt modification, certain packaging applications and footwear compounding. SIBS products (formed from polymeric blocks of styrene: isoprene: butadiene: styrene) provide a distribution of the monomers in the mid-block which confers hot-melt stability which is of particular advantage in adhesives. SIS products (formed from polymeric blocks of styrene: isoprene: styrene) are used primarily in adhesive applications.
     HSBC. Our HSBC product portfolio includes approximately 60 commercial grades of products. HSBC products have higher performance characteristics than USBC products, are significantly more complex to produce and, as a result, generally generate higher margins. Key enhanced performance characteristics include: (1) color range and stability, including resistance to ultraviolet light; (2) processing stability and viscosity, which facilitate high speed and high temperature manufacturing processes; and (3) enhanced feel and soft touch. HSBC products are primarily compounded with other plastics to form materials sold into a variety of end-use applications, including durable goods, packaging materials and consumer and medical products. HSBCs are also used in adhesives and sealant applications, particularly hot-melt and pressure sensitive adhesives, to increase processing speed and improve durability.
     HSBCs are produced in two configurations: SEBS and SEPS. The majority of HSBC sales in 2007 were SEBS products (styrene:ethylene:butylene:styrene, a hydrogenated SBS). SEBS is used primarily in applications to impart soft-touch characteristics to a variety of consumer and industrial applications, such as tool, toothbrush and razor handles and automotive interiors. SEBS is also used in adhesives and sealant applications, such as hot-melt assembly adhesives. SEPS products (styrene: ethylene: propylene: styrene; a hydrogenated SIS) are used primarily in sealant applications, such as “Do-It-Yourself” sealants, waterproof insulation for telecommunication cables and for viscosity modification.
     IR. IR (formed from polymerizing isoprene) is a line of high purity isoprene rubber products and is a non-SBC product. These products combine the key qualities of natural rubber, such as good mechanical properties and hysteresis, with superior features such as high purity, excellent clarity, good flow, low gel content, no nitrosamines and no natural rubber proteins. Our IR polymers are available as bales of rubber or as latex. IR polymers are useful in the production of medical products, adhesives, tackifiers, paints, coatings and photoresistors.
     IR Latex. IR Latex (IR suspended into an aqueous latex) is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care and food contact. Our IR Latex is a unique polyisoprene latex with controlled structure and low chemical impurity levels manufactured through an anionic polymerization process developed by us. IR Latex is durable, tear resistant, soft, transparent, and odorless. In addition, it is non-allergenic, providing a distinct property advantage over natural rubber latex.
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

End-Use Markets
     During 2007 and 2006, we sold our products in five core end-use markets: (1) Adhesives, Sealants and Coatings; (2) Paving and Roofing; (3) Compounding Channels; (4) Personal Care; and (5) Packaging and Films. We also monitor an emerging business category which includes our IR Latex activity, and an Other Markets category. The Other Markets category includes: (1) footwear; (2) lubricant and fuel additives; and (3) high styrenics. Effective January 1, 2008, we combined our Compounding Channels, Personal Care and Packaging and Films end-uses into one new end-use, Advanced Materials. For future reporting, we will therefore comment on performance and developments consistent with this new end-use alignment.
     The following table describes our five core end-use markets together with other markets and their approximate relative size:

	Revenue
End-Use Markets and Other	Mix(1)	Selected Applications/Products
Adhesives, Sealants and Coatings	31%	• Tapes and Labels
		• Non-woven and Industrial Adhesives

Paving and Roofing	30%	• Asphalt modification
		o Roadways
		o Roofing felts and shingles

Compounding Channels	20%	• Soft touch and flexible materials (i.e., tool and bicycle grips)
		• Impact resistant plastics
		• Automotive components

Personal Care	7%	• Elastic films (i.e., disposable infant and child care)
		• Compounds and Oil Gels (i.e., skin care products and lotions)

Packaging and Films	5%	• Disposable Food Packaging
		• Medical Films for Bags and Pouches

Emerging Businesses	2%	• Surgical gloves

Other Markets	5%	• Footwear
		• Lubricant and Fuel Additives
		• High Styrenics

(1)	Based on 2007 total product sales of $1,066.0 million (excludes by-product sales which are reported as Other revenues).
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
     We sell these products to more than 300 customers in 46 countries in this end-use market. These customers include direct end-use manufacturers, as well as intermediate customers that compound our products with other materials prior to sale to end-use manufacturers. Sales into the Adhesives, Sealants and Coatings end-use market during the years ended December 31, 2007, 2006 and 2005 were approximately $331 million, $337 million and $314 million, respectively.
     Paving and Roofing. In our Paving and Roofing end-use market we sell SBS products for use in asphalt paving and asphalt roofing applications to improve the strength and elasticity of materials over an extended temperature range and provide greater resistance to aging.
     We believe the following trends have favorably affected growth in this market: (1) increased traffic patterns which has led to regulatory developments in countries such as the United States and Japan, and in Europe favoring improved road surface standards that require the use of modifiers such as SBCs; (2) growing recognition of the value of long-life products and the associated cost savings in road and roofing systems; and (3) investment in infrastructure in developing countries.

     In the Paving and Roofing end-use market, we sell our products to more than 250 customers in 48 countries. Our key customers in the road surfaces market include companies that produce asphalt typically used for paving applications, construction companies, and, more recently, private toll road operators. Our key customers in the roofing materials market include a number of leading construction material companies. Sales into the Paving and Roofing end-use market during the years ended December 31, 2007, 2006 and 2005 were approximately $320.4 million, $301.5 million and $283.8 million, respectively.
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
     In the Compounding Channels end-use market, we sell our products to more than 250 customers in 38 countries. These customers include compounders that blend our grades with other materials prior to sale to end-use manufacturers, as well as end-use manufacturers that buy certain compounds directly from us. Sales into the Compounding Channels end-use market during the years ended December 31, 2007, 2006 and 2005 were approximately $215 million, $190 million and $174 million, respectively.
     Personal Care. In our Personal Care end-use market we predominately sell HSBC polymers and some selected USBCs. Personal Care end-use products are primarily used in elastic films for disposable diapers and oil gels. In the Personal Care end-use market, competing materials include spandex, thermoplastic polyolefin elastomers and natural rubber.
     We believe that growth in this end-use market has been driven by our customers’ desire for improved flexibility, elasticity and superior aesthetics in personal care related consumer products.
     In the Personal Care end-use market, we sell our products to more than 25 customers in 13 countries. These customers include both direct end-use manufacturers as well as intermediate customers that compound our products with other materials prior to sale to end-use manufacturers. Sales into the Personal Care end-use market during the years ended December 31, 2007, 2006 and 2005 were approximately $73 million, $62 million and $62 million, respectively.
     Packaging and Films. In our Packaging and Films end-use market we sell USBC products as well as HSBC products. Products sold in this end-use market are used in packaging films and medical products. We believe that growth in this end-use market has been driven by strong demand from customers for innovative products that address environmental, health and safety concerns, which helps them to separate themselves and be innovators within their own markets.
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
     In the Packaging and Films end-use market, we sell our products to more than 150 customers in 30 countries. Sales into the Packaging and Films end-use market during the years ended December 31, 2007, 2006 and 2005 were approximately $55 million, $38 million and $32 million, respectively.
     Emerging Business. The emerging business end-use market was created to provide a platform for growth and a focus on initiatives outside of our core businesses such as IR Latex. IR Latex is a unique polyisoprene latex with controlled structure and low chemical impurity levels manufactured through an anionic polymerization process that we developed. IR Latex is an ideal substitute for natural rubber latex, particularly in medical, healthcare, personal care and food contact applications. We believe there is long-term growth opportunity for IR Latex in areas such as hypoallergenic and medical applications, including surgical gloves and condoms. We are also pursuing other significant opportunities that leverage our unique polymer design capabilities.
     Other Markets. Other markets include: (1) footwear; (2) lubricant and fuel additives; and (3) high styrenics, which fall outside our focus areas due to lower opportunity for growth and innovation.

Research, Development and Technology
     Our research and development program is designed to: (1) develop new products and applications; (2) provide technical service to customers; (3) develop and optimize process technology; and (4) assist in marketing new products. Approximately 90 personnel are dedicated to this critical business activity.
     Our research and development activities are primarily conducted in laboratories in Houston, Texas (Westhollow Facility) and Amsterdam, The Netherlands. We own a laboratory in Tsukuba, Japan that provides technical services to our Asia Pacific customers and a laboratory in Paulinia, Brazil that provides technical services to our South American customers. In June 2007 we opened our new technical service center, which is located inside the Waigaoqiao Free Trade Zone in Shanghai, China. This technical service center provides product testing, quality assurance and customer service for our customers. On March 31, 2007, we closed our application labs in Louvain-la-Neuve. Most of the development activities and equipment have been relocated to our research facilities in Amsterdam, The Netherlands. In addition, in February, 2007, we opened an office for our technical service staff in Mont St. Guibert, Belgium.
     Our experienced, knowledgeable professionals perform product research using extensive scientific application equipment located at our Westhollow and Amsterdam research and development facilities. Our Westhollow laboratory also includes a comprehensive pilot plant for a number of uses. At both facilities we produce new Kraton product samples for our customers and provide guidance to our manufacturing organization. In addition, we also use our pilot plant to test new raw materials and new process technologies in order to improve our manufacturing performance and products. Application equipment is used in all of our research and technical service labs to evaluate polymers and compounds to determine optimal formulations.
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
     Total revenues from our operations outside the United States were approximately 66%, 58% and 53% of our total revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our financial statements, which are maintained in U.S. dollars in accordance with U.S. GAAP. We generated 42% of our 2007 net product sales from customers located in the Americas, 43% in Europe and 15% in the Asia Pacific region.
Sources and Availability of Raw Materials
     We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene and isoprene. These monomers together represented approximately 49% of our costs of goods sold in 2007. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. On average, our raw material costs, which are driven by supply and demand as well as general economic conditions, were about 5% higher in 2007 than in 2006. This includes the impact of an 8.3% increase in the dollar to Euro exchange rate. Over the past four years, our raw material feedstock costs have been generally correlated to crude oil prices.
     We believe our contractual arrangements with suppliers of styrene, butadiene and isoprene, provide an adequate supply of raw materials at competitive, market-based prices. We can provide no assurances that contract suppliers will not terminate these contracts at the expiration of their contract terms or that we will be able to obtain substitute arrangements on comparable terms.
     Styrene. Styrene is available on the global petrochemical market with approximately 17 producers located in the Americas, 11 producers located in Europe and 36 producers located in Asia. The top four producers worldwide are: Dow Chemical Company; Shell Chemicals; BASF; and Lyondell Chemical Company, which collectively account for approximately one-third of global capacity. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased early last year and peaked in the second quarter when the cost of benzene reached record levels.
     We have historically sourced all of our styrene requirements in the United States from Shell Chemicals pursuant to a contract that expired on June 30, 2006. We have fully satisfied our styrene requirements with purchase contracts that allow both flexibility and security of supply in the United States.
     We historically sourced our styrene requirements in Europe from Shell Chemicals pursuant to a contract that expired on February 28, 2007 and from BASF pursuant to a contract that expired on July 31, 2007. We have now fully satisfied our styrene requirements in Europe with new purchase contracts that meet our needs at slightly improved conditions. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us and as a consequence our acquisition costs for styrene may therefore increase.
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
     Butadiene. Butadiene is available on the global petrochemical market with approximately 11 producers in the Americas, 17 producers in Western Europe and 37 producers located in Asia. Prices for butadiene reflect worldwide supply and demand and prevailing crude oil and ethylene prices. Since 2004, we have generally experienced increasing prices for butadiene. Although there was a period of price stability in late 2007, butadiene pricing was generally strong for most of the year due to tight supply/demand and the influence of rising crude costs.
     We currently source butadiene in the United States pursuant to a contract with Shell Chemicals that expires April 30, 2009. Our United States butadiene supply contract provides that the price we pay for butadiene is scheduled and varies based on the published prices for butadiene on world markets.
     We currently source our butadiene in Europe pursuant to contracts with the Basell B.V. Group of Companies, which we refer to as Basell. The contract covering Germany will expire on December 31, 2040, and will be renewed automatically at the conclusion of the current term unless terminated with prior written notice by either party. The contract covering France expired pursuant to its terms on December 31, 2007; provided, however, on December 12, 2006, we were notified by Basell of its intention to allow the contract to automatically renew for one year, and to terminate it effective December 31, 2008. The price we pay for butadiene under our agreements covering France and Germany vary based on the published price for butadiene, the amount of butadiene purchased during the preceding calendar year and, in certain circumstances, the price of naphtha. In Brazil, butadiene is obtained from a local third-party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR Corporation (“JSR”), on a commercial supply basis. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our acquisition costs for butadiene may therefore increase.

     Isoprene. Around the world, isoprene is primarily produced and consumed captively by manufacturers for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available in the market place. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene rose substantially from 2004 through 2006 but declined during 2007 as global supply improved. A significant factor contributing to higher prices was the extreme tightness in the market caused by operational problems of some key producers. See “Item 1A. Risk Factors—Fluctuations in the availability of our raw materials could have an adverse affect on our financial condition and results of operations.” In general, these producers had improved operations in 2007.
     We source the majority of our isoprene requirements in the United States and Europe pursuant to contracts with Shell Chemicals. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility will expire on December 31, 2009 and are renewed automatically unless twelve to twenty-four months prior written notice of termination is given. On December 13, 2007, we received Shell’s termination notice for isoprene supply to Pernis, effective December 31, 2009. We are in the process of reviewing the strategic and economic options for our Pernis assets. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from a local third party supplier. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreement will be on terms favorable to us.
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
     We have historically had adequate supplies of isoprene. However, beginning in the third quarter of 2004 and continuing through 2005, we experienced significant limits to the supply of isoprene due to operational problems at some key producers. During this period, we were able to meet most of our needs by acquiring relatively expensive spot material from other suppliers. Isoprene producer performance improved significantly in 2007. The improved supply lowered spot prices and reduced our reliance on spot purchases. Going forward, we believe our contractual arrangements with Shell Chemicals (and its affiliates), and other third party suppliers of isoprene, will generally provide adequate future supplies of isoprene at competitive prices to support our current sales levels. Growth in production of our products that require isoprene however, will be directly proportional to our ability to source additional isoprene.
Competition
     SBC Industry. Our most significant competitors in the SBC industry are: Asahi Chemical; Chi Mei; Dexco Polymers; Dynasol Elastomers; Kuraray; Korea Kumho P.C.; Lee Chang Yung; LG Chemical; Polimeri Europa; Sinopec; Taiwan Synthetic Rubber Corporation; and Zeon Corporation.
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
     In our Compounding Channels end-use market, SBC products compete with other polymers and other products, including thermoplastic vulcanizates, ethylene propylene diene monomers (EPDM), thermoplastic polyolefin elastomers (TPOs) and thermoplastic polyurethanes (TPUs).
     In the Packaging and Films end-use market, competing polymers include PVC polymers, and compounds, polyolefins, PET, nylon, thermoplastic vulcanizates and polycarbonate.

     In the Personal Care end-use market, competing materials include spandex, thermoplastic polyolefin elastomers and natural rubber.
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
     Shell Chemicals leased space to us and provided services at the research and development sites in Louvain-la-Neuve, Belgium. On March 29, 2006, we provided written notice to Shell Chemicals that we would terminate the Louvain-la-Neuve research laboratory lease effective March 31, 2007. We relocated the research and development activity and related equipment to Amsterdam, The Netherlands during January 2007. In late 2005, our research and development activities in The Netherlands were relocated to a new leased facility that is not owned by Shell Chemicals and is located near the previous site in Amsterdam, The Netherlands. We lease from Shell Chemicals space in its Westhollow Technology Center in Houston, Texas. This lease terminates in 2011.
     Operating Agreements. Shell Chemicals, or their affiliates, also operate our manufacturing facilities located in Berre, France and Pernis, The Netherlands. These facilities are situated on major Shell Chemicals petrochemical sites at which other third party tenants also own facilities. Shell Chemicals charges us fees based on certain costs incurred in connection with operating and maintaining these facilities, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on them (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreements, Shell Chemicals employs and provides all staff, other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. Each agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate either agreement under various circumstances, including if such party ceases its operations at the applicable facility and provides 18 months prior written notice; or if any of the services, utilities, materials and facilities agreements has been terminated, and the terminating party provides notice as required by such agreement.
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

Information Systems
     We utilize Enterprise Resource Planning (ERP) software systems to support each of our facilities worldwide. Those systems are supported both by internal resources and by relying on a long-term out-sourcing partner. The agreement with that out-sourcing partner expires mid-year 2008, and we are in the process of negotiating an extension of this agreement. In addition, we have in place a laboratory quality assurance system, bar code based material management systems and manufacturing systems. An annual disaster recovery exercise is performed on critical systems utilizing third party data centers. While we believe that our current information technology environment is relatively stable, our ERP hardware and software systems are old and many components are unsupported versions. We began replacing some of our hardware and software systems in 2007 and are continuing to do so in 2008. In the event of a system failure, we may be unable to recover all of our data in a timely manner.
Patents, Trademarks, Copyrights and Other Intellectual Property Rights
     We rely on a variety of intellectual property rights in the conduct of our business, including patents, trademarks and trade secrets. As of December 31, 2007, our portfolio included approximately 1,400 granted and 700 pending patent applications in the U.S. and in foreign countries. We are active in adding to our patent portfolio. Since 2003, we have filed 97 new patent applications with filings in the U.S. and many foreign countries. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Shell Chemicals retained for itself fully-transferable and exclusive licenses for their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomers field, so long as they do not use patent rights or technical knowledge exclusively licensed to Kraton.
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
Employees
     We had approximately 800 employees and approximately 50 independent contractors at December 31, 2007. In addition, approximately 230 Shell Chemicals or Basell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements with Shell Chemicals and its affiliates or Basell. See “Item 1. Business — Operating Agreements.” None of our employees in the United States are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.
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
     Management believes that we are in material compliance with all current environmental laws and regulations. We currently estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot give assurances that regulatory requirements or permit conditions will not change and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.

     Environmental laws and regulations in various jurisdictions also establish programs and, in some instances, obligations to clean up contamination from current or historic operations. Under some circumstances, the current owner or operator of a site can be held responsible for remediation of past contamination regardless of fault and regardless of whether the activity was legal at the time that it occurred. Evaluating and estimating the potential liability related to site remediation projects is a difficult undertaking, and several of our facilities have been affected by contamination from historic operations.
     Our Belpre, Ohio facility is the subject of a site investigation and remediation program administered by the Environmental Protection Agency pursuant to the Resource Conservation and Recovery Act. In March 1997, Shell Chemicals entered into a Consent Order to investigate and remediate areas of contamination on and adjacent to the site. In March 2003, we joined Shell Chemicals in signing a new Consent Order that required additional remediation and assessment of various areas of contamination and continues to require groundwater-monitoring and reporting. Shell Chemicals continues to take the lead in this program, has posted financial assurance of $5.2 million for the work required under the Consent Order and has also indemnified us for the work required under this program, subject to certain time limitations. In turn, we have agreed with Shell Chemicals that we will, for a fee, provide certain services related to the remediation program. We have agreed with Shell Chemicals that we will pay up to $100,000 per year for the groundwater monitoring associated with the 2003 Consent Order.
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
Seasonality
     Seasonal changes and weather conditions normally affect our polymer product sales sold into the Paving and Roofing end-use market. Second and third quarter sales volumes in this end-use market are nearly double that of first and fourth quarters because weather conditions reduce road and building construction in the winter seasons. As a result, we generally tend to have higher inventory levels in the first and second quarters. In 2007, second quarter rainfall resulted in corresponding declines in demand for our products in our North American Paving and Roofing end-use market. Other than this seasonal trend, our other end-use markets tend to show relatively little seasonality.
ITEM 1A. RISK FACTORS
     Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.

     Our results of operations are directly affected by the cost of our raw materials. Our three principal raw materials (styrene, butadiene and isoprene) together represented approximately 81% of our total raw material purchases volume and approximately 49% of our total cost of goods sold in 2007. Our financial performance has been affected by the significant increases in raw material feedstock prices that we experienced from 2005 through 2007. Prices for these key raw materials have increased on average by 5% during 2007 compared to 2006. Prices for our raw material feedstock costs have been driven principally by supply and demand and global economic conditions and generally have been correlated to crude oil prices over the last four years. We have responded to these increases in our costs by raising prices and continuing to evaluate price increases for all of our products. Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the prices of these raw materials will increase our costs and could adversely affect our profitability. See “Item 1. Business—Sources and Availability of Raw Materials.”
     Because there is limited non-captive isoprene available, the market for isoprene is thin and prices are particularly volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene continued to rise from 2005 through 2007. A significant factor contributing to higher prices was the extreme tightness in the market caused by operational problems of some key producers. Although improved producer operation mitigated this risk in 2007, isoprene prices could increase significantly again in the future, and we may not be able to source our isoprene requirements at prices acceptable to us.
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
     From the third quarter of 2004 through 2006, we experienced significant limits to our supply of isoprene due to operational problems at some key producers. Although improved producer operation reversed this trend in 2007, operational problems could return in the future. A lack of availability of isoprene could have an adverse effect on our results of operations if we were unable to produce products containing isoprene.
     If the availability of butadiene is limited, we may be unable to produce some of our products in quantities demanded by our customers, which could have an adverse effect on plant utilization and our sales of products requiring butadiene.
     The North American market is short of butadiene and has relied on imports of crude C4 and/or butadiene to balance demand. Historically, the European market has been better balanced and provided exports to North America. Currently, Shell Chemicals is our major supplier of butadiene in the U.S. and LyondellBasell is our major butadiene supplier in Europe. Butadiene availability in any one region is dependent on the cracking feedstocks of olefin plants, ethylene demand, and inter-regional demand for butadiene. Suppliers may not be able to meet our butadiene requirements, and we may not be able to obtain substitute supplies of butadiene from alternative suppliers in a timely manner or on favorable terms.
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
     Prior to February 28, 2001, we were operated by Shell Chemicals, a unit of the Royal Dutch/Shell Group. Shell Chemicals provides services that are important to our business. Although most of our interim arrangements have terminated, we continue to be a party to:
•	Operating agreements pursuant to which Shell Chemicals operates and maintains our European manufacturing facilities and employs and provides almost all of the staff for those facilities;

•	Site services, utilities, materials and facilities agreements pursuant to which Shell Chemicals provides utilities and site services to our European manufacturing facilities and to one research and development facility; and

•	Lease agreements pursuant to which we lease our European manufacturing facilities and some of our research and development facilities from Shell Chemicals.

     In addition, we are required to indemnify Shell Chemicals under certain circumstances under certain of these agreements, including in certain circumstances for loss and damages resulting from Shell Chemicals’ negligence in performing its obligations. Pursuant to their terms, either party is permitted to terminate the agreements in a variety of situations. Should Shell Chemicals fail to provide these services or should any operating agreement be terminated, we would be forced to obtain these services from third parties or to provide them ourselves. The failure of Shell Chemicals to perform its obligations or the termination of any of these contracts could adversely affect our operations and, depending on market conditions at the time of any termination, we may not be able to enter into substitute arrangements in a timely manner, or on terms as favorable to us.
     The failure of our suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production or otherwise adversely affect our results of operations.
     Our manufacturing processes use three primary raw materials: styrene, butadiene and isoprene. We use styrene in the production of almost all Kraton polymer products. We use butadiene in the production of SBS (styrene: butadiene: styrene) grades of USBCs and SEBS (styrene: ethylene: butylene: styrene) grades of HSBCs. We use isoprene in the production of SIS (styrene: isoprene: styrene) grades of USBCs, SEPS (styrene: ethylene: propylene: styrene) grades of HSBCs and IR. We have entered into long-term supply agreements with Shell Chemicals, Basell and others to supply our raw material needs in the United States and Europe. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms favorable to us, which may significantly disrupt our operations. We have received Shell’s termination notice for isoprene supply to Pernis, effective December 31, 2009, and are in the process of reviewing the strategic and economic options for our Pernis assets. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate. Upon termination of the isoprene supply agreement with Shell on December 31, 2009, we may not be able to obtain the isoprene required for our operations at our Pernis facility on terms favorable to us or at all. An inability to obtain isoprene may require us to reduce or end production at our Pernis facility, which is the only facility where we currently produce IR products. Previously, in September 2007, we announced the planned exit from SIS production at the Pernis facility with the intention of shifting the production to other sites. As noted above, we may not be able to obtain the isoprene for this shifted production on terms favorable to us or at all.
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
     In addition, our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets, and upon our ability to successfully develop, manufacture and market products in such changing end-use markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with such materials and our customers may not accept any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.
•	In the Personal Care end-use market, competing materials include spandex, thermoplastic polyolefin elastomers and natural rubber.

•	In the Packaging and Films end-use market, SBC products primarily compete with PVC polymers and compounds, polyolefins, PET, nylon, thermoplastic vulcanizates and polycarbonate, based on performance, ease of use, desired aesthetics and total end-product cost.
     If we are unable to successfully compete with other SBC producers or if non-SBC products can be successfully substituted for our products, our sales may decline.
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
     Our most significant competitors are Asahi Chemical, Chi Mei; Dexco Polymers, Dynasol Elastomers, Korea Kumbo P.C., Kuraray Company, Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec, Taiwan Synthetic Rubber Corporation and Zeon Corporation. Kuraray Company, Asahi Chemical, Dynasol Elastomers, Korea Kumho P.C. and Sinopec have all expanded HSBC capacity over the last 3 years. Several competitors including Dynasol, Lee Chang Yung and Sinopec have expanded USBC capacity over the last 3 years.
     In addition, competition between SBC products and non-SBC products within the end-use markets in which we compete is intense. Increased competition from existing or newly developed non-SBC products may reduce demand for our products in the future and our customers may decide on alternate sources to meet their requirements.
•	In the Adhesives, Sealants and Coatings end-use market, SBC products primarily compete with acrylics, silicones, solvent-based rubber systems and thermoplastic polyolefin elastomers. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost.

•	In the Paving and Roofing end-use market, SBC products primarily compete with atactic polypropylene, styrene butadiene rubber and unmodified asphalts. The choice between these materials is influenced by total end-product performance, cost and ease of use.

•	In the Compounding Channels end-use market, SBC products compete against a wide variety of chemical and non-chemical alternatives, including thermoplastic vulcanizates, ethylene propylene diene monomers (EPDM), thermoplastic polyolefin elastomers and thermoplastic polyurethanes (TPUs). The choice between these materials is influenced by performance characteristics, ease of use, desired aesthetics and total end-product cost.

•	In the Personal Care end-use market, competing materials include spandex, thermoplastic polyolefin elastomers and natural rubber.

•	In the Packaging and Films end-use market, SBC products primarily compete with PVC polymers and compounds, polyolefins, PET, nylon, thermoplastic vulcanizates and polycarbonate, based on performance, ease of use, desired aesthetics and total end-product cost.
     If we are unable to successfully compete with other SBC producers or if non-SBC products can be successfully substituted for our products, our sales may decline.
     Chemical manufacturing is inherently hazardous, which could result in accidents that disrupt our operations or expose us to significant losses or liabilities.
     The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. These potential risks include, but are not necessarily limited to:
•	pipeline and storage tank leaks and ruptures;

•	explosions and fires;

•	inclement weather and natural disasters;

•	terrorist attacks;

•	mechanical failure; and

•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.
     These hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal penalties, including governmental fines, expenses for remediation and claims brought by governmental entities or third parties. The loss or shutdown of operations over an extended period at any of our major operating facilities could have a material adverse effect on our financial condition and results of operations. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incidental to our business.
     Regulation of our employees’ exposure to butadiene could require material expenditures or changes in our operations.
     Butadiene is a known carcinogen in laboratory animals at high doses and is being studied for its potential adverse health effects. Effective February 1997, the Occupational Safety and Health Administration (“OSHA”) substantially lowered the permissible employee exposure limit for butadiene. Future studies on the health effects of butadiene may result in additional regulations or new regulations in Europe that further restrict or prohibit the use of, and exposure to, butadiene. Additional regulation of butadiene could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.
     Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation.
     Materials such as styrene, butadiene and isoprene, which are used in the manufacture of our products, can represent potentially significant health and safety concerns. Health and safety management programs are in place to help assure compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. Each facility has developed and implemented specific critical occupational health, safety, environmental and loss control programs. Our products are also used in a variety of end-uses that have specific regulatory requirements such as those relating to products that have contact with food or medical end-uses.
     We use large quantities of hazardous substances and generate hazardous wastes in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at both the national and local level. Many of these laws and regulations become more stringent over time and the costs of compliance with these requirements may increase. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not issue or continue in effect, and any issued permits may contain significant new requirements. The nature of the chemical industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that are heavily regulated or hazardous and can cause contamination or personal injury or damage if released into the environment. Compliance with environmental laws generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws or permit requirements.
     Management at our facility at Belpre, Ohio has identified several occupied buildings that are closer to the manufacturing process than would be consistent with industry guidelines required by the OSHA. A significant project is underway to relocate these facilities. We have estimated the cost associated with complying with OSHA guidelines and this cost is included in our projected future capital expenditures. However, such costs may change with changes in regulations or risk management strategy.

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
     Our Paulinia, Brazil facility also has on-site contamination resulting from past operations of Shell Chemicals. The indemnity from Shell Chemicals covers claims related to certain specified areas within the plant, and we may be required to undertake and pay for remediation of these and other areas. The indemnity coverage from Shell Chemicals is limited in time and amount and we cannot rely upon it to cover possible future claims for on-site contamination separate from the areas specified in the indemnity. The Paulinia facility is also adjacent to a former Shell Chemicals site where we believe past manufacturing of hydrocarbons resulted in significant contamination of soil and groundwater and required relocation of nearby residents. While we are not aware of any significant contamination at our Paulinia facility, we could potentially be the subject of claims related to pesticide contamination and effects at some point in the future. It is our understanding that the ownership of the Shell Chemical portion of the site has changed ownership several times which may impact financial responsibility for contamination on the site.
     In general, there is always the possibility that a third party plaintiff or claimant, or governmental or regulatory authority, could seek to include us in an action or claim for damages, clean-up, or remediation pertaining to events or circumstances occurring or existing at one or more of our sites prior to the time of our ownership or occupation of the applicable site.
     Regulatory and statutory changes applicable to us or our customers could adversely affect our financial condition and results of operations.
     We and many of the applications for the products in the end-use markets in which we sell our products are regulated by various national and local rules, laws and regulations. Changes in any of these areas could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. For example, changes in environmental regulations restricting the use of disposable diapers could cause a decline in sales to producers of that product. In addition, we benefit from certain trade protections, including anti-dumping protection. If we were to lose these protections, our results of operations could be adversely affected.
     We are subject to customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.
     We are subject to numerous regulations, including customs and international trade laws, export control antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and negatively impact results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could negatively impact our profitability.
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
     It is our policy to enter into confidentiality agreements with our employees and third parties to protect our unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets, but our confidentiality agreements could be breached or may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.
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
     Many of our products provide critical performance attributes to our customers’ products that are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. While we endeavor to protect ourselves from such claims and exposures in our contractual negotiations, there can be no assurance that our efforts in this regard will ultimately protect us from any such claims.
     Our relationship with our employees could deteriorate, which could adversely affect our operations.
     As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. As of December 31, 2007, we employed approximately 800 full-time employees. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of Shell Chemicals or Basell, relations between Shell Chemicals and its employees or Basell and its employees may also adversely affect our business and financial condition and results of operations. See “Business—Employees.”
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
     We have recently experienced several changes in key employees and have added new members to our team. On January 14, 2008, the Board of Directors appointed Kevin M. Fogarty as President and Chief Executive Officer, succeeding George B. Gregory. On the same date, the Board of Directors appointed David A. Bradley as Chief Operating Officer. In addition, the Company announced the appointment of Stephen E. Tremblay to the position of Vice President and Chief Financial Officer on January 21, 2008 and of Stephen W. Duffy as Vice President, General Counsel and Secretary on February 4, 2008 and of Louis A. Vitale to the position of Controller on February 20, 2008.
     As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.
     We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Germany, The

Netherlands, France and Japan, in addition to those in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:
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
     Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen and Brazilian Real. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
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
     With some specific exceptions, our business is based primarily upon individual sales orders with our customers. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If multiple customers elected not to purchase products from us, our business prospects, financial condition and results of operations could be adversely affected.
     Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured credit facility and the 8.125% Notes.
     We have substantial indebtedness. As of December 31, 2007, we had approximately $538 million of total indebtedness. In addition, subject to restrictions in our senior secured credit facility and the indenture governing the 8.125% Notes, we may incur additional indebtedness.
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
     A continued decline in our results of operations may cause us not to be in compliance with the financial covenants in our credit facility. Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Our ability to continue to comply with the financial ratios is subject to changes in our results of operations and financial position and, in particular: (1) the prices for raw materials; (2) the sales of products; (3) our ability to successfully implement selected selling price increases; (4) our ability to reduce costs; and (5) our availability of cash to reduce existing indebtedness. We experienced net losses of $43.7 million for 2007 and $3.6 million for 2006. As of December 31, 2007, we were in compliance with the applicable financial ratios in the senior secured credit facility after giving effect to an equity contribution by our shareholders in January 2008 in the amount of $10 million pursuant to the equity cure provisions of our credit agreement and the other covenants contained in that facility and in the indenture governing the notes. We may not be able to maintain these ratios or avail ourselves of the equity cure provisions of our credit facility in future periods.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal executive offices are located at 15710 John F. Kennedy Boulevard, Houston, Texas 77032.
     We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary depending upon feedstock, product mix and operating conditions.
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
Belpre, Ohio, USA
     Our Belpre, Ohio site is located on approximately 350 acres on the north bank of the Ohio River, with connections to barge, rail and truck shipping and receiving facilities. Belpre is our largest manufacturing facility with approximately 189kT of production capacity to which we are entitled. It has the largest dedicated SBC production capacity of any SBC facility in the world. The Belpre facility currently produces USBC and HSBC products.
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
Wesseling, Germany
     Our Wesseling, Germany manufacturing site is located on the premises of Basell. Wesseling is approximately 15 km south of Cologne and is located near the Rhine River. The site has direct access to major highways and extensive railway connections. Production capacity is approximately 95kT, which was increased in 2007 through debottlenecking. Basell owns the land and buildings on the premises and leases them to us. We own the SBC production equipment in the manufacturing facility. The Wesseling facility currently produces USBC products. In 2004, we completed a turnaround of the facility as required by local regulations, which is a mandatory shutdown every five years for inspection by government authorities. Basell provides us operating and site services, utilities, materials and facilities under a long-term production agreement. See “Item 1. Business — Operating Agreements.” Basell has the right to approve any expansion of our facility at Wesseling; although its consent may only be withheld if an expansion would be detrimental to the site.
     Key raw materials are supplied by Shell Chemicals (or its affiliates) and Basell to the Wesseling site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Berre, France
     Our Berre, France site is located 30 km from Marseille in southeastern France. The facility has direct access to sea, rail and road transport. The Berre site has a production capacity of approximately 87kT. In 2003, we completed a turnaround of the facility as required by local regulations, which is a mandatory shutdown every five years for inspection by government authorities. The Berre site is leased to us by Shell Petrochimie Mediterranee, or SPM, on a shared site with several other occupants under a long-term lease due to expire in 2030. Basell has announced intentions to purchase the SPM facility at Berre, with closure expected in early 2008. We own the SBC manufacturing facility and production equipment at Berre. At Berre, we currently produce USBC and HSBC products. The facility is operated by SPM under an operating agreement, and they provide various site services, utilities and facilities to us under a long-term agreement. See “Item 1. Business—Operating Agreements.”
     Key raw materials are supplied by Shell Chemicals and Basell to the Berre site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Pernis, The Netherlands
     Our Pernis, The Netherlands site is located near Rotterdam in southwestern The Netherlands, with access to deep-sea shipments and river barges as well as rail and road links. The plant currently has a production capacity of approximately 18kT of USBC and approximately 15kT of IR. In 2004, we completed a turnaround of the facility as required by local regulations. The Pernis site is subleased to us by Shell Nederlands Chimie, or SNC, on a shared site with other occupants. See “Item 1. Business—Operating Agreements.” SNC itself leases the property from the Rotterdam Harbor Authorities. We own the SBC manufacturing facility and production equipment at Pernis. The facility is operated by SNC under an operating agreement, and they provide various site services, utilities and facilities to us under a long-term agreement. The USBC production at this site was suspended on December 27, 2007.
     On September 20, 2007, we decided to exit the SIS plant at our Pernis facility, and to relocate SIS production to our other production facilities as part of our cost reduction efforts. This will result in a contractor workforce reduction and is expected to provide annual cost savings in the range of $6 million to $9 million. We expect that the SIS grades can be manufactured successfully at alternative plant locations, and we expect to have sufficient capacity to meet current and near-term demands. The exit plan is expected to be completed in the first half of 2008. As a consequence of our decision to exit the SIS plant at our Pernis facility, the terms defined in the Agreement for Adjustment and Termination of Services under Kraton/SNC SUMFs and OMS Agreements at Pernis dated June 28, 2007 have come into effect. As a result of exiting the SIS plant, we recorded a liability associated with the plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consists of future cash expenditures, as we anticipate that substantially all of the cash expenditures will be incurred in the first and second quarters of 2008. As of the date of this report, no final decision has yet been made on the future of the IR plant at our Pernis facility. We would expect to keep the IR plant operational at least until the end of calendar year 2009. If we should decide to close the plant we would expect to develop an alternative manufacturing facility for our IR grades, and we may build additional inventory to continue to supply our customers until the alternative manufacturing facility is in production.
     With respect to IR capacity, we currently anticipate keeping the plant operational until at least the end of calendar year 2009. However, no final decision has yet been made on the future of the IR plant at our Pernis facility. If we should decide to close the plant we would expect to develop an alternative manufacturing facility for our IR grades, and we may build additional inventory to continue to supply our customers until the alternative manufacturing facility is in production.
     Key raw materials are supplied by Shell Chemicals to the Pernis site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Paulinia, Brazil
     Our Paulinia, Brazil site is located 120 km from the city of São Paulo and 20 km from the city of Campinas, with access to major highways. The facility currently has a production capacity of approximately 28kT of USBC. The construction of the original design of a new polyisoprene latex plant at our Paulinia, Brazil facility was completed in October 2006 and is now operational, producing qualification runs as we work with customers on product validations. The plant was built to meet demand for IR Latex products for hypoallergenic and medical applications, including surgical gloves and condoms. We own the plant at Paulinia as well as the land on which our plant sits. BASF owns the adjacent site and shares title to facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities.
Kashima, Japan
     Our Kashima, Japan site is operated by a manufacturing joint venture named Kraton JSR Elastomers K.K., or KJE, between us and JSR Corporation. The Kashima site is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber plants and butadiene and isoprene extraction units. This site is serviced by rail, barge and truck connections. Production capacity is approximately 44kT, of which we are generally entitled to 50% of the production pursuant to our joint venture agreement. The SBC manufacturing facility is leased to KJE.
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
Research, Development and Technical Service Facilities
     Our research and development activities are primarily conducted in laboratories in Houston, Texas and Amsterdam, The Netherlands. We own a laboratory in Tsukuba, Japan that provides technical services to our Asia Pacific customers, a laboratory in Paulinia, Brazil that provides technical services to our South American customers and a lab in Shanghai, China that provides services to our customers in China.

     The Westhollow facility in Houston, Texas includes a product development facility to support the research and development activities and provide samples for customer evaluations. We lease facilities from Shell Chemicals in the United States; these leases expire on February 28, 2011.
     On March 31, 2007, we closed our application laboratory in Louvain-la-Neuve. Most of the development activities and equipment have been relocated to our research facilities in Amsterdam, The Netherlands. In addition, we opened an office for our technical service staff in Mont St. Guibert, Belgium, in February 2007.
     On February 13, 2007, we opened a new distribution center located inside the Waigaoqiao Free Trade Zone in Shanghai, China, which includes storage and distribution capabilities for USBCs, HSBCs and polyisoprene products. This new distribution center improves product availability, reduces order lead time, optimizes logistics and improves over all service levels for our customers in the Asia Pacific region. In June, 2007, we opened the multi-functional technical services center, also located within the distribution center in the Waigaoqiao Free Trade Zone in Shanghai, which provides our customers with product testing, quality assurance, packaging, and regional customer service. In addition to this new technical services center in Shanghai, we continue to have a technical services center in Tsukuba, Japan to provide technical service and support to the local Japanese market and to the rest of the region.
     We believe we are able to meet projected global demand for HSBC products through at least 2009, and we are likely to postpone the start up of the new HSBC manufacturing facility in the Asia Pacific region beyond the previously announced 2009 target date. We will continue, however, to perform engineering and evaluate new sites in the Asia Pacific region for the new plant.
ITEM 3. LEGAL PROCEEDINGS
     Pursuant to the sale agreements between us and Shell Chemicals, Shell Chemicals has agreed to indemnify us for certain liabilities and obligations to third parties or claims against us by a third party relating to matters arising prior to the closing of the acquisition by Ripplewood Chemical, subject to certain time limitations. Shell Chemicals has been named in several lawsuits relating to the elastomers business that we have acquired. In particular, claims have been filed against Shell Chemicals alleging workplace asbestos exposure at the Belpre, Ohio facility. We are indemnified by Shell Chemicals with respect to these claims, subject to certain time limitations. In addition, we and Shell Chemicals have entered into a consent order relating to certain environmental remediation at the Belpre, Ohio facility. See “Item 1. Business—Environmental Regulation.”
     While we are involved from time to time in litigation and governmental actions arising in the ordinary course of business, we are currently unaware of any actions that we would expect to have a material adverse effect on business, financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     There is no established public trading market for the equity interests of Kraton. As of February 28, 2008, there was one shareholder of record of the equity of Kraton. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a discussion of our ownership. No equity interest was repurchased during the quarter ended December 31, 2007.
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
ITEM 6. SELECTED FINANCIAL DATA
     The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected financial data for the period from January 1, 2003 to December 22, 2003, has been derived from our consolidated financial statements prior to the acquisition. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated to the fair value of the assets and liabilities acquired as of the date of acquisition. The financial information for periods subsequent to the acquisition is therefore not comparable to the financial information for periods prior to the acquisition, which we refer to as “Predecessor” periods.
     The selected consolidated historical financial data presented below for the period from December 23, 2003 to December 31, 2003 and as of December 31, 2003 have been derived from Kraton’s consolidated financial statements subsequent to the acquisition. The selected consolidated historical financial data presented below for the years ended as of December 31, 2007, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K.
     The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

						Predecessor
					Period from	Period from
					December 23	January 1
	Year Ended	Year Ended	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	December 22,
	2007	2006	2005	2004	2003	2003
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Statement of Operations Data:
Revenues
Sales	$1,066,044	$1,015,766	$952,921	$791,226	$9,532	$680,263
Other(1)	23,543	32,355	22,670	16,160	328	12,475

Total revenues	1,089,587	1,048,121	975,591	807,386	9,860	692,738
Cost of goods sold(2)	938,556	843,726	766,012	692,968	9,796	519,743

Gross profit	151,031	204,395	209,579	114,418	64	172,995
Research and development expenses	24,865	24,598	26,152	23,178	458	23,310
Selling, general and administrative	69,020	73,776	72,731	64,903	1,624	54,017
Depreciation and amortization of identifiable intangibles	51,917	43,574	44,090	42,630	860	25,876
Earnings in unconsolidated joint venture(3)	(626)	(168)	(1,516)	(462)	(28)	(621)
Interest, net(4)	43,460	40,547	33,943	38,963	556	57,543

Income (loss) before income taxes	(37,605)	22,068	34,179	(54,794)	(3,406)	12,870
Income tax (provision) benefit(5)	(6,138)	(25,626)	(11,519)	18,973	1,347	(3,007)

Net (loss) income	$(43,743)	$(3,558)	$22,660	$(35,821)	$(2,059)	$9,863

						Predecessor
	As of	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003	2002
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$48,277	$43,601	$100,934	$46,357	$17,500	$14,305
Total assets(6)	984,894	989,153	964,813	965,587	941,056	608,651
Total debt	538,465	582,113	462,663	465,343	560,000	343,730

(1)	Other revenues include the sale of by-products generated in the production of Kraton IR and SIS.

(2)	In the year ended December 31, 2005 and 2004, and the period from December 23 through December 31, 2003, these amounts include $1,684, $35,225 and $1,525, respectively, of additional costs relating to the sale of inventory, the carrying value of which had been increased to reflect the manufacturing profit in inventory as part of the acquisition and separation, respectively.

(3)	Represents our 50% joint venture interest in Kraton JSR Elastomers KK, which is accounted for using the equity method of accounting.

(4)	In the period from January 1 through December 22, 2003, net interest includes $10,200, related to the write-off of deferred financing costs associated with indebtedness repaid in the acquisition, $9,100 of prepayment penalty associated with such indebtedness and $7,500 related to the remaining accretion of the value of warrants of Ripplewood Chemical issued with such indebtedness.

(5)	Taxes reflected in the predecessor company represents the income tax provision related to our foreign operations due to our U.S. operations being considered a limited liability company and treated as a flow through entity for federal income tax purposes. Since the acquisition, taxes include all operations, including the U.S. operations.

(6)	At December 23, 2003, property, plant and equipment was increased by $151,123 as a result of purchase accounting.

						Predecessor
					Period from	Period from
					December 23	January 1
	Year Ended	Year Ended	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	December 23,
	2007	2006	2005	2004	2003	2003
Other Data:
Ratio of Earnings to Fixed Charges	—	1.5	1.9	—	—	1.2
     Our earnings were insufficient to cover our fixed charges for the year ended December 31, 2007 by approximately $37.6 million, for the year ended December 31, 2004 by approximately $54.7 million, and for the period from December 23 through December 31, 2003 by approximately $3.4 million.

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
     Financial information for the years ended and as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in the Form 10-K.
Recent Developments
     Appointment of Executive Officers
     On January 14, 2008, the Board of Directors appointed Kevin M. Fogarty as President and Chief Executive Officer, succeeding George B. Gregory. On the same date, the Board of Directors appointed David A. Bradley as Chief Operating Officer. In addition, the Company announced the appointment of Stephen E. Tremblay to the position of Vice President and Chief Financial Officer on January 21, 2008 and of Stephen W. Duffy as Vice President, General Counsel and Secretary on February 4, 2008.
     On February 13, 2007 we opened a new distribution center located inside the Waigaoqiao Free Trade Zone in Shanghai, China, which includes storage and distribution capabilities for USBCs, HSBCs and polyisoprene products. This new distribution center improves product availability, reduces order lead-time, optimizes logistics and improves over all service levels for our customers in the Asia Pacific region. On May 22, 2007 we also opened a new technical services center in the Waigaoqiao Free Trade Zone in Shanghai, China. The technical center will serve customers in the Asia Pacific region by providing product testing, quality assurance, and customer service. Kraton’s new technical center also includes packaging capabilities. As part of our Asia Pacific expansion strategy, we are evaluating the construction of an HSBC manufacturing facility in the region.
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
     (a) Inventories
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
     (b) Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. The Company utilizes the expensed as incurred method of accounting for planned major maintenance. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
     (c) Impairment of Long-Lived Assets
     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), provides a single accounting model for long-lived assets to be disposed of. We adopted SFAS No. 144 on January 1, 2002.
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
     (d) Income Taxes
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
     (e) Benefit Plans
     We sponsor a noncontributory defined benefit pension plan, a non-qualified defined benefit pension plan (“restoration plan”), and other postretirement benefit plans. The actuarial determination of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services and health care cost trend rates. The selection of assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations recorded in the consolidated balance sheets and on the amount of expense included in the consolidated statements of operations.

     (f) Revenue Recognition
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
Factors Affecting Our Results of Operations
     Raw Materials
     Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 49% of cost of goods sold in 2007. Over the last four years, these monomer costs have generally been correlated to crude oil prices. Recent volatility in the cost of these monomers have been driven principally by supply and demand and general economic conditions. In 2007, the average cost of these monomers increased 5% from 2006.

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
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased early last year and peaked in the second quarter when the cost of benzene reached records levels.
     Butadiene is used in the production of certain grades of both USBC and HSBC products. Prices for butadiene are also volatile, with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since 2004 we have generally experienced increasing market prices for butadiene. Although there was a period of price moderation in late 2007, butadiene pricing was generally strong for most of the year due to tight supply/demand and the influence of rising crude costs. These increases are the result of an increase in worldwide butadiene demand in excess of supply. Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals.
     Isoprene is used in the production of certain grades of both USBC and HSBC and IR. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market for isoprene is thin and prices are volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene rose substantially from 2004 through 2006, but declined during 2007 as global supply improved. A significant factor contributing to higher prices was the extreme tightness in the market caused by operational problems of some key producers. While it is difficult to predict if additional operational problems of key isoprene producers are likely to recur, we believe it is unlikely that multiple key isoprene producers will experience operational problems in the future within the short period of time as occurred in early 2005. Nonetheless, due to the limited number of isoprene producers, any significant operational problems could potentially adversely affect available supply.
     Changes in prices for raw materials will have an effect on our results of operations. In response to raw material feedstock cost increases, we have continued to increase prices for many of our products. We are continuing to evaluate our prices for all of our products, as market conditions change.
     Seasonality
     Seasonal changes, including rainfall amounts, normally affect Kraton polymer product sales sold into the Paving and Roofing end-use market. Second and third quarter sales volume in this end-use market are nearly double that of the first and fourth quarters because weather conditions reduce road and building construction in the winter seasons. As a result, we generally build inventory levels in the first and second quarters. In 2007, second and third quarter North American Paving and Roofing results were negatively impacted by unseasonably high levels of rainfall. Other than this seasonal trend, our other end-use markets tend to show relatively little seasonality.
     Economic and Market Conditions
     Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. For example, our results of operations were negatively affected during 2007 in the North American Paving and Roofing end-use market due to poor weather conditions, limited government paving budgets and high asphalt prices, resulting in a decline in demand for our products. However, a number of our products are sold into certain commercial and consumer end-use markets, such as the Compounding Channels and Personal Care end-use markets that are generally considered to be less affected by general economic conditions.
     Prior to February 2008 when we implemented an interest rate swap agreement, which expires on April 1, 2010, increases in interest rates would have increased financing costs as our senior secured credit facility bore interest at a floating rate. Changes in inflation may increase the costs of raw materials and other costs, and we may not be able to pass such cost increases on to the consumers of our products.
     International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 42% of sales generated from customers located in the Americas, 43% in Europe and 15% in the Asia Pacific region. In 2007, we estimate that our products were sold to customers in more than 60 countries. We serve our customer base from 6 manufacturing plants in 6 countries. As described above, changes in general economic conditions in these countries will influence our results of operations.
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the periods of 2005, 2006 and 2007. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

		U.S. $ per 10,000
		U.S. $ per Euro		Japanese Yen		U.S. $ per Brazilian Real
		Average	Period End	Average	Period End	Average	Period End
Year Ended	2005	1.243	1.184	90.81	85.10	0.411	0.427
	2006	1.254	1.319	85.95	84.09	0.459	0.468
	2007	1.368	1.472	84.84	87.60	0.511	0.565
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

Results of Operations
     The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)	(In thousands)	(In thousands)
Revenues
Sales	$1,066,044	$1,015,766	$952,921
Other	23,543	32,355	22,670

Total revenues	1,089,587	1,048,121	975,591
Costs and expenses
Cost of goods sold	938,556	843,726	766,012

Gross profit	151,031	204,395	209,579
Research and development expenses	24,865	24,598	26,152
Selling, general and administrative expenses	69,020	73,776	72,731
Depreciation and amortization of identifiable intangibles	51,917	43,574	44,090
Earnings in unconsolidated joint venture	(626)	(168)	(1,516)
Interest, net	43,460	40,547	33,943

Income (loss) before income taxes	(37,605)	22,068	34,179
Income tax provision	(6,138)	(25,626)	(11,519)

Net (loss) income	$(43,743)	$(3,558)	$22,660

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Revenues
Sales	97.8%	96.9%	97.7%
Other	2.2	3.1	2.3

Total revenues	100.0	100.0	100.0

Costs and expenses
Cost of goods sold	86.1	80.5	78.5

Gross profit	13.9	19.5	21.5

Research and development expenses	2.3	2.3	2.7
Selling, general and administrative expenses	6.3	7.0	7.5
Depreciation and amortization of identifiable intangibles	4.8	4.2	4.5
Earnings in unconsolidated joint venture	(0.1)	—	(0.2)
Interest, net	4.0	3.9	3.5

Income (loss) before income taxes	(3.4)	2.1	3.5
Income tax provision	(0.6)	(2.4)	(1.2)

Net income (loss)	(4.0)%	(0.3)%	2.3%

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006
Total Revenues
     Total revenues increased by 4.0% to $1,089.6 million for the year ended December 31, 2007, as compared to $1,048.1 million for the year ended December 31, 2006.
     Sales. Sales revenues increased by 4.9% to $1,066.0 million for the year ended December 31, 2007, as compared to $1,015.8 million for the year ended December 31, 2006. The increase in sales revenue was the result of approximately $43 million due to the impact of foreign exchange rate changes and approximately $29 million due to a 6.0 kT or 1.7% increase in sales volumes of our products partially offset by approximately $22 million due to product sales mix and year-over-year price decline in SIS sales given the lower cost and increased availability of isoprene monomer.
     The increase in sales volume was driven by the following:
•	Growth in our Adhesives, Sealants and Coatings and Compounding end-use markets in the Asia Pacific region, the latter driven by innovation product growth

•	Growth in Packaging and Films end-use markets in Europe and Asia Pacific, excluding Japan due to cap liners and innovation product growth

•	Growth in Personal Care end-use market, including innovation product growth

Sales volume increases were partially offset by reduced volume in North American Paving and Roofing end-use market due to poor weather condition and limited government paving budgets.
     Other revenue. Other revenue decreased by 27.2% to $23.5 million for the year ended December 31, 2007, as compared to $32.4 million for the year ended December 31, 2006. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of IR at our Pernis, The Netherlands facility. The decrease in revenues was primarily due to decreased sales volumes partially offset by the strengthening of the Euro against the U.S. dollar.
Cost of Goods Sold
     Cost of goods sold increased by 11.2% to $938.6 million for the year ended December 31, 2007, as compared to $843.7 million for the year ended December 31, 2006. As a percentage of total revenues, cost of goods sold increased to 86.1% from 80.5%. The $94.9 million increase was principally due to: (1) approximately $47 million of increased monomer and other variable costs; (2) approximately $39 million increase related to foreign currency fluctuations; (3) approximately $14 million related to increased sales volumes; and (4) approximately $9 million related to manufacturing cost absorption which were partially offset by: (1) approximately $9 million from lower by-product sales; and (2) approximately $6 million decline in other manufacturing expenses primarily related to lower restructuring costs. The aggregate acquisition cost per metric ton for monomers increased 5% in 2007, due to the continued tight supply and demand conditions in the marketplace and rising crude oil prices.
Gross Profit
     Gross profit decreased by 26.1% to $151.0 million for the year ended December 31, 2007, as compared to $204.4 million for the year ended December 31, 2006. Gross profit as a percentage of total revenues decreased from 19.5% for the year ended December 31, 2006 to 13.9% during the year ended December 31, 2007 due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses increased by 1.1% to $24.9 million for the year ended December 31, 2007, as compared to $24.6 million for the year ended December 31, 2006 primarily due to foreign currency fluctuations. As a percentage of total revenues, research and development expenses remained flat at 2.3%.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 6.4% to $69.0 million for the year ended December 31, 2007, as compared to $73.8 million for the year ended December 31, 2006 primarily due to: (1) lower incentive compensation; (2) reduced personnel related costs due to restructuring activities implemented in 2006; and (3) costs associated with our restructuring activities in 2006. These decreases were partially offset by an increase due to foreign currency fluctuations. As a percentage of total revenues, selling, general and administrative expenses decreased to 6.3% from 7.0%.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 19.1% to $51.9 million for the year ended December 31, 2007, as compared to $43.6 million for the year ended December 31, 2006. The increase in depreciation and amortization expense was due to: (1) assets that were under construction in 2006 that were completed and placed into service in 2006 and 2007, including our new polyisoprene latex plant at our Paulinia, Brazil facility; (2) accelerated depreciation on the SIS plant assets at our Pernis facility; and (3) foreign currency fluctuations.
     Earnings in joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $0.6 million for the year ended December 31, 2007, as compared to $0.2 million for the year ended December 31, 2006. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest, net. Net interest increased 7.2% to $43.5 million for the year ended December 31, 2007, as compared to $40.5 million for the year ended December 31, 2006. This increase was primarily due to the higher debt balances compared to 2006 as a result of the amendment to our senior secured credit facility partially offset by the recognition of approximately $2.0 million of unrealized gain on interest rate swaps during 2007 upon the termination of the interest rate swap agreements on June 24, 2007. The adjustment reflects the additional income statement effects of the Company’s highly effective interest rate swaps that should have been reflected in prior periods. The Company evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to

2007 and December 31, 2006, the average debt balances outstanding were $565.3 million and $537.0 million, respectively. The effective interest rates on our debt during the same periods were 7.5% and 7.4%, respectively.
Income Tax Provision
     Income tax provision. Income tax expense was $6.1 million for the year ended December 31, 2007, as compared to $25.6 million for the year ended December 31, 2006. Income tax provision decreased by $19.5 million primarily due to a reduction of taxable income and an increase in valuation allowances for operating loss carryforwards in certain tax jurisdictions. The effective tax rate was (16.3%) for the year ended December 31, 2007, as compared to 116.1% for the year ended December 31, 2006. The decrease in the effective tax rate during the current period is related to the change in the mix of taxable income in our U.S. and international operations.
Net (Loss) Income
     Net Loss. Net loss was $43.7 million for the year ended December 31, 2007, as compared to a net loss of $3.6 million for the year ended December 31, 2006, for the reasons discussed above.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Total Revenues
     Total revenues increased by 7.4% to $1,048.1 million for the year ended December 31, 2006, as compared to $975.6 million for the year ended December 31, 2005.
     Sales. Sales revenues increased by 6.6% to $1,015.8 million for the year ended December 31, 2006, as compared to $952.9 million for the year ended December 31, 2005. The increase in sales revenues was the result of approximately $60 million due to increased prices for our products, which were implemented across end-use markets to partially offset the rising raw material and energy costs, and approximately $7 million due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar which were partially offset by approximately $4 million due to a 1.5 kT or 0.4% decline in sales volumes.
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
     Other revenue. Other revenue increased by 42.7% to $32.4 million for the year ended December 31, 2006, as compared to $22.7 million for the year ended December 31, 2005. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of IR at our Pernis, The Netherlands facility. The increase in revenues was primarily due to increased volumes and increased prices for our products.

Cost of Goods Sold
     Cost of goods sold increased by 10.1% to $843.7 million for the year ended December 31, 2006, as compared to $766.0 million for the year ended December 31, 2005. As a percentage of total revenues, cost of goods sold increased to 80.5% from 78.5%. The $77.7 million increase was principally due to: (1) approximately $69 million of increased monomer and other variable costs; (2) approximately $11 million increase in cost of goods sold associated with the increased by-product sales; (3) an estimated $10 million increase related to foreign currency fluctuations; and (4) an estimated $6 million of employee severance related restructuring charges which were partially offset by: (1) approximately $8 million reduction in other manufacturing expenses; (2) an estimated $8 million net decrease related to manufacturing cost absorption; and (3) an estimated decrease of $2 million cost recovery from insurance proceeds related to the fire in Pernis, The Netherlands which occurred in June 2004. Average acquisitions costs, per metric ton, for our key raw materials increased between 8% and 37% in the comparable periods, due to the continued tight supply and demand conditions in the marketplace and rising crude oil prices.
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
Operating Expenses
     Research and development expenses. Research and development expenses decreased by 6.1% to $24.6 million for the year ended December 31, 2006, as compared to $26.2 million for the year ended December 31, 2005. Research and development costs decreased primarily due to reduced personnel costs, partially offset by the recognition of restructuring related expenses of approximately $1.3 million associated with the announced termination of the Louvain-la-Neuve, Belgium research laboratory lease. As a percentage of total revenues, research and development expenses decreased to 2.3% from 2.7%.
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
Income Tax Provision
     Income tax provision. Income tax provision was $25.6 million for the year ended December 31, 2006, as compared to $11.5 million for the year ended December 31, 2005. Income tax provision increased by $14.1 million primarily due to a $13.1 million increase in valuation allowances for operating loss carryforwards in certain tax jurisdictions, as well as increased tax expenses overseas as the result of tax audits and tax assessments from various tax authorities that are currently at varying stages of appeals and/or litigation regarding these matters. The effective tax rate was 116.1% for the year ended December 31, 2006, as compared to 33.7% for the year ended December 31, 2005. Without the valuation allowance for operating loss carryforwards and the increase in tax expense due to overseas tax audits the effective tax rate for the year ended December 31, 2006 would be 26.1%. The decrease in the effective tax rate during current period is related to the change in the mix of taxable income in our U.S. and international operations.
Net (Loss) Income
     Net (Loss) Income. Net loss was $3.6 million for the year ended December 31, 2006, as compared to $22.6 million of net income for the year ended December 31, 2005, for the reasons discussed above.
Liquidity and Capital Resources
     We are a holding company with operations conducted by our subsidiaries. Cash flow and the ability to service indebtedness and the ability to pay the principal of and any interest on our 8.125% Notes and our senior secured facility when due are dependent on distributions and other transfers of cash from our subsidiaries. However, these subsidiaries are not obligated to make funds available to us for payment of obligations. We expect to continue to fund our liquidity requirements principally with cash derived from operations, existing cash balances and borrowings under our revolving credit facility. We have available to us, subject to compliance with end-of quarter financial covenants and other customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million which was undrawn at December 31, 2007. On January 14, 2008, we received an equity investment of $10 million, of which approximately $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007, pursuant to the equity cure provisions of our senior secured credit facility to ensure compliance with our financial covenants.
     We believe that, based on current and anticipated levels of operations and conditions in our industry and markets, cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal of and interest on our 8.125% Notes and senior secured credit facility. Our ability to pay principal and interest on our indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility to fund liquidity needs at all or in an amount sufficient to enable us to service our indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Currently, we are required to maintain an interest coverage ratio 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008, and becoming progressively more restrictive thereafter, and to prevent our leverage ratio from exceeding 5.45:1.00 through the first fiscal quarter of 2008, decreasing to 4.95:1.00 in the last three fiscal quarters of 2008 and becoming progressively more restrictive thereafter. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of December 31, 2007, we were in compliance with the covenants contained in the senior secured credit facility, after giving effect to the equity cure described above, and the indenture governing the notes.
     Operating Activities. Net cash provided by operating activities was $81.7 million for the year ended December 31, 2007 as compared to net cash used in operations of $1.3 million for the year ended December 31, 2006. The $83.0 million increase in cash provided by operating activities during the year ended December 31, 2007, was primarily due to the decrease in inventory and receivable values partially offset by decreased earnings during the during the 2007 period.
     Net cash used in operating activities was $1.3 million for the year ended December 31, 2006 as compared to net cash provided by operations of $69.3 million for the year ended December 31, 2005. The $70.6 million decrease in cash provided by operating activities during the year ended December 31, 2006, was primarily due to the increase in inventory values and decreased earnings during the 2006 period.

     Investing Activities. Net cash used for investing activities was $28.7 million for the year ended December 31, 2007, as compared to $37.9 million for the year ended December 31, 2006. This decrease was primarily driven by the increase in capital expenditures of approximately $19.2 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in capital expenditures in 2006 was primarily related to the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility.
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
     Financing Activities. Net cash used in financing activities was $43.9 million for the year ended December 31, 2007, as compared to net cash used in financing activities of $12.0 million for the year ended December 31, 2006. The increase is primarily due to a voluntary prepayment of $40.0 million made in the year ended December 31, 2007 on the Term Facility.
     Net cash used in financing activities was $12 million for the year ended December 31, 2006, as compared to net cash used in financing activities of $2.7 million for the year ended December 31, 2005. The increase is primarily due to the cash distribution in the amount of $129.5 million to Polymer Holdings, partially offset by the net proceeds received in the amount of approximately $123.0 million related to the Amendment to our senior secured credit facilities, all of which were incurred to fund the purchase of the Polymer Holdings 12.0% Discount Notes.
     Capital Expenditures. For the year ended December 31, 2007, $28.7 million was spent on the purchase of property, plant and equipment as compared to $38.0 million for the year ended December 31, 2006. The decreased spending in the 2007 period and the higher 2006 capital investment was primarily driven by the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility during 2006.
     Capital expenditures are expected to be between $30 and $40 million in 2008. These expenditures will be for maintenance, infrastructure, expansion and cost reduction projects. Our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million per year as a result of certain regulatory, environmental and other maintenance projects.
Contractual Commitments
     Our principal outstanding contractual obligations relate to the long-term debt under the senior secured credit facility and the notes, the operating leases of some of our facilities and the feedstock contracts with Shell Chemicals, or its affiliates, Basell and others to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations for the periods indicated.
Payments Due by Period

Dollars in Millions	Total	2008	2009	2010	2011	2012	2013 and after
Long-term debt	$538.5	3.4	3.4	3.4	3.4	163.2	361.7
Estimated interest payments on debt	176.8	35.0	35.2	34.7	29.8	21.4	20.7
Operating leases	30.7	7.2	6.7	6.5	3.3	2.8	4.2
Purchase obligations(1)(2)	202.4	11.2	11.2	9.0	9.0	9.0	153.0

Total contractual cash obligations	948.4	56.8	56.5	53.6	45.5	196.4	539.6

(1)	Pursuant to two feedstock supply contracts with Shell Chemicals or its affiliates, we are obligated to purchase minimum quantities of isoprene each year. If we do not meet these minimums, we are obligated to pay a penalty of approximately $300 per ton up to a maximum aggregate penalty of approximately $2.2 million. Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals and its affiliates, Basell and others for our European operations, we are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, it is required under the terms of the contracts to meet with Shell Chemicals in an effort to determine a resolution equitable to both parties.

(2)	Pursuant to a production agreement with Basell, we are obligated to pay a minimum indirect service fee each year of approximately $9.0 million. Not included in this table are future obligations arising under our Operating Agreements and Site Services, Utilities, Materials and Facilities Agreements that do not specify fixed or minimum quantities of goods or services to be purchased and do not contain fixed, minimum or variable price provisions. Under such agreements, our obligations to third parties are based on costs incurred by them in connection with the operation and maintenance of, and other services provided to, our European facilities. For a description of these agreements, see “Operating Agreements.” The initial terms of these agreements range between 20 years and 40 years and each agreement includes bilateral renewal rights. During the years ended December 31, 2007, 2006 and 2005, we incurred costs aggregating $70 million, $58 million and $57 million, respectively, under these agreements.
Description of Our Indebtedness
     Senior Secured Credit Facility
     We entered into a new senior secured credit agreement, or Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006. On May 12, 2006 we entered into an amendment, which we refer to as the Amendment, to the Credit Agreement to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.0% Discount Notes. The following is a summary of the material terms of the amended Credit Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.
     The Amendment provided for, among other things, a new term facility, or Term Facility, of $385 million, representing a $25 million increase over the original Term Facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extended the maturity of the revolving facility, or Revolving Facility, from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006 we entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative and negative covenants, including a covenant that limited our ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, we borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to provide a portion of the funds necessary to consummate the tender offer for the 12.0% Discount Notes and pay fees and expenses related to the foregoing.
     Three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, along with Polymer Holdings, have guaranteed the Amended Credit Agreement and we refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of December 31, 2007, and December 31, 2006, we had no outstanding borrowings under the Revolving Facility. We refer to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans.
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
     Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the years ended December 31, 2007 and 2006 were 7.0% and 6.4%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. In February, 2008, we entered into a $325 million interest rate swap agreement to protect against Eurodollar interest rate fluctuations. The agreement has a fixed rate of 4.77%. The swap agreement expires April 1, 2010.

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
     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. In addition, we are required to maintain an interest coverage ratio 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008, and becoming progressively more restrictive thereafter, and to prevent our leverage ratio from exceeding 5.45:1.00 through the first fiscal quarter of 2008, decreasing to 4.95:1.00 in the last three fiscal quarters of 2008 and becoming progressively more restrictive thereafter.
     On January 14, 2008, we received an equity investment of $10.0 million, of which approximately $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 pursuant to the equity cure provisions of our senior secured credit facility. As of December 31, 2007, we were in compliance with the covenants in our senior secured credit facility after giving effect to this equity cure.
     8.125% Senior Subordinated Notes due 2014
     On December 23, 2003, we issued $200.0 million aggregate principal amount of Senior Subordinated Notes due 2014 that bear interest at a rate of 8.125% per annum. The following is a summary of the material terms of the 8.125% Notes. This description does not purport to be complete and is qualified, in its entirety, by reference to the provisions of the indenture governing the 8.125% Notes.
     Maturity Date. The 8.125% Notes mature on January 15, 2014.
     Interest Payment Dates. Interest on the 8.125% Notes is payable semi-annually on January 15 and July 15 each year, commencing July 15, 2004.
     Guarantees. The 8.125% Notes are guaranteed on a senior subordinated basis by all of our existing and future subsidiaries that guarantee the indebtedness under our senior secured credit facility described above.
     Security and Ranking. The 8.125% Notes and the guarantees are general unsecured obligations and are subordinated to Kraton’s and its guarantor subsidiaries’ existing and future senior indebtedness, including indebtedness under the senior secured credit facility, and rank equally with Kraton’s and its guarantor subsidiaries’ future senior subordinated indebtedness. The 8.125% Notes and the guarantees effectively rank junior to Kraton’s secured indebtedness and to the secured indebtedness of all of Kraton’s guarantor subsidiaries to the extent of the value of the assets securing the indebtedness and are structurally subordinated to all liabilities of Kraton’s subsidiaries that are not guarantors of the 8.125% Notes.
     Optional Redemption. Generally, we cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, we may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued and unpaid interest. Prior to January 15, 2007, we had the option to redeem up to 35% of the aggregate principal amount of the 8.125% Notes with the net cash proceeds of certain permitted equity offerings or contributions at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest.
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
     As of December 31, 2007, we were in compliance with all covenants under the 8.125% Notes.
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
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2007, 2006 or 2005.
Off-Balance Sheet Transactions
     We are not presently involved in any off-balance sheet transactions.

Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards over the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance of SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential effect of SFAS No. 160 on the Company’s financial position, results of operations and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements over business combinations and its effects. The guidance of SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential effect of SFAS No. 141R on the Company’s consolidated financial statements which will be dependent upon future business combinations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks, except for the interest rate swap agreements discussed below.
     Interest rate risk. We have $338.5 million of variable rate debt outstanding under our senior secured credit facility as of December 31, 2007. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. We entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004 and $80.0 million effective July 6, 2004. Both of these agreements terminated on June 24, 2007, had a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commenced on June 24, 2004 and ended on the termination date. The agreements had an average fixed rate of 3.524%. In February, 2008, we entered into a $325 million interest rate swap agreement to protect against Eurodollar interest rate fluctuations. The agreement has a fixed rate of 4.77%. The swap agreement expires April 1, 2010.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in the historical combined financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately half of revenue and costs are denominated in U.S. dollars; Euro-related currencies are also significant. The net appreciation of the Euro against the U.S. dollar and other world currencies, since 2001, has had a positive impact on sales, as reported in U.S. dollars, in the historical consolidated financial statements. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. We do not currently hedge our foreign currency exposure.
     Commodity price risk. We are subject to commodity price risk under agreements for the supply of raw materials and energy. Historically, we have not hedged our commodity price exposure. We do not currently hedge our commodity price exposure.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are set forth herein commencing on page 75 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the company’s independent registered public accounting firm pursuant to current rules of the Securities and Exchange Commission that require the company to provide only management’s report in this annual report.

     There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          NONE.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics and Business Practice
     The Company has adopted a Code of Business Conduct and Ethics, which is available in the Corporate Governance section of the Investor Relations portion of the Company's website as www.kraton.com
Directors and Executive Officers
     The following table sets forth the name, age and position of individuals who currently serve as directors and executive officers of Kraton as of March 17, 2008. See “Certain Relationships and Related Transactions.” Each of our directors will hold office until the next annual meeting of our members or until his or her successor has been elected. Directors may be removed at any time, with or without cause, by the Board.

Name	Age	Position
Dan F. Smith	62	Director and Chairman of the Board of Directors
Kelvin L. Davis	44	Director
Michael G. MacDougall	37	Director
Nathan H. Wright	42	Director
Timothy J. Walsh	44	Director
Kevin G. O’Brien	42	Director
Steven J. Demetriou	49	Director
James R. Ball	65	Director
Kevin M. Fogarty	42	Director, Chief Executive Officer and President
Stephen E. Tremblay	48	Vice President and Chief Financial Officer
David A. Bradley	37	Chief Operating Officer
Richard A. Ott	53	Vice President, Global Human Resources and Communications
Stephen W. Duffy	54	Vice President, General Counsel and Secretary
Eli A. Ben-Shoshan	38	Vice President, Business Development
     Dan F. Smith. Mr. Smith was named a director and Chairman of our Board on February 4, 2008. He began his career with ARCO (Atlantic Richfield Company) in 1968 as an engineer. He was elected Chief Executive Officer of Lyondell in December 1996. Since 1997, Mr. Smith has also served as Chief Executive Officer of Equistar Chemicals, LP, and since December 1, 2004, he has served as the Chief Executive Officer of Millennium Chemicals Inc.  Equistar and Millennium are wholly owned subsidiaries of Lyondell. In addition, Mr. Smith serves on the Board of Directors of Cooper Industries.  He also serves as a member of the College of Engineering Advisory Council at Lamar University. Mr. Smith is a graduate of Lamar University with a B.S. degree in Chemical Engineering. Mr. Smith retired in January 2008 as Chairman, President and Chief Executive Officer of Lyondell Chemical Company following the acquisition of Lyondell by Basel.
     Kelvin L. Davis. Mr. Davis was named a director of our Board on December 23, 2003. Mr. Davis is a senior partner of TPG and Head of the North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm in Los Angeles. Prior to the formation of Colony, Mr. Davis was a principal of RMB Realty, Inc., the real estate investment vehicle of Robert M. Bass. Prior to his affiliation with RMB Realty, Inc., he worked at Goldman, Sachs & Co. in New York City and with Trammell Crow Company in Dallas and Los Angeles. Mr. Davis earned a B.A. degree (Economics) from Stanford University and an M.B.A. from Harvard University, where he was a Baker Scholar, a John L. Loeb Fellow and a Wolfe Award recipient. Mr. Davis is a Director of Metro-Goldwyn-Mayer, Inc., Altivity Packaging LLC and Aleris International Inc. He is also a Director of Los Angeles Team Mentoring, Inc., a charitable mentoring organization, and is on the Board of Overseers of The Huntington Library, Art Collections and Botanical Gardens.
     Michael G. MacDougall. Mr. MacDougall was named a director of our Board on December 23, 2003. Mr. MacDougall is a partner of TPG, co-head of TPG’s New York office, and leader of the firm’s Energy and Industrial investing practice areas.  Prior to joining TPG in 2002, Mr. MacDougall was a vice president in the Principal Investment Area of the Merchant Banking Division of Goldman,

Sachs & Co., where he focused on private equity and mezzanine investments. Mr. MacDougall received his M.B.A., with distinction, from Harvard Business School. Prior to attending business school, Mr. MacDougall was an assistant brand manager in the Paper Division of Procter & Gamble. He received his B.B.A., with highest honors, from the University of Texas at Austin. Mr. MacDougall serves on the Board of Directors of Altivity Packaging LLC, Aleris International, and the New York Opportunity Network.
     Nathan H. Wright. Mr. Wright was named a director of our Board on July 26, 2005. Mr. Wright has been a principal of TPG’s Operations group for six years, during which time he has supported transformation efforts within TPG portfolio companies. Prior to joining TPG, Mr. Wright spent six years as a consultant with Bain & Company in the firm’s Dallas, Texas, Sydney, Australia and Johannesburg, South Africa offices. He received his M.B.A. from the Tuck School at Dartmouth College. Prior to earning his M.B.A., Mr. Wright worked in the information systems consulting and outsourcing industry for four years and founded an Atlanta-based systems strategy firm. He holds a B.S. degree in Mechanical Engineering from the Rose-Hulman Institute of Technology.
     Timothy J. Walsh. Mr. Walsh was named a director of our Board on December 23, 2003. Mr. Walsh is a Managing Director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to his role with CCMP, Mr. Walsh was a Partner with J.P. Morgan Partners, LLC from 1993 to 1999, holding various positions with JPMP in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly The Chase Manhattan Corporation). Mr. Walsh serves as a director of PQ Corporation, Better Minerals & Aggregates Company, Metokote Corporation, Pliant Corporation and Generac Power Systems. Mr. Walsh received his B.S. in Economics from Trinity College, Hartford and his M.B.A. from the University of Chicago.
     Kevin G. O’Brien. Mr. O’Brien was named a director of our Board on January 31, 2008.  Mr. O’Brien is a managing director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co.  Prior to joining CCMP in 2000, Mr. O’Brien worked in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chase Securities and Chemical Securities.  Previously, he was a member of the Leveraged Finance Group at Bankers Trust and prior to that, Mr. O’Brien was a Commissioned Officer in the U.S. Navy.  Mr. O’Brien serves on the board of directors of CareMore Medical Enterprises, Legacy Hospital Partners and National Surgical Care.  Mr. O’Brien holds a B.A. in Economics and English from the University of Notre Dame and an M.B.A. from the Wharton School of the University of Pennsylvania.
     Steven J. Demetriou. Mr. Demetriou was named a director of our Board on December 1, 2004. Mr. Demetriou is currently the Chairman and Chief Executive Officer of Aleris International, Inc., also a TPG portfolio company. Previously, Mr. Demetriou was appointed President and Chief Executive Officer of Commonwealth Industries, Inc. (a predecessor by merger to Aleris) in June 2004, after serving as a member of that Company’s board of directors since 2002. Before joining Commonwealth in 2004, Mr. Demetriou was President and Chief Executive Officer of privately held Noveon, Inc. Prior to that, from 1999 to 2001, he was Executive Vice President of IMC Global Inc. From 1997 to 1999, Mr. Demetriou held various leadership positions with Cytec Industries Inc. From 1981 to 1997, he served in management positions with ExxonMobil Corporation. Mr. Demetriou currently serves on the boards of two publicly owned companies, ElkCorp and OM Group, Inc., and is Chairman of the Aluminum Association’s Executive Committee. He has a B.S. degree in Chemical Engineering from Tufts University.
     James R. Ball. Mr. Ball was named a director of our Board on December 1, 2004. Mr. Ball retired as the Chief Executive Officer of Vista Chemical Company in 1995, after 25 years of service. Mr. Ball currently serves on the Board of Directors of Quanta Services, Inc. He has a B.S. degree in Math from Missouri State University and a M.S. degree in Management from the Massachusetts Institute of Technology.
     Kevin M. Fogarty. Mr. Fogarty was named a director of our Board of Directors effective as of January 31, 2008, and was appointed President and Chief Executive Officer on January 14, 2008. Prior to being appointed President and Chief Executive Officer, Mr. Fogarty served as our Executive Vice President of Global Sales and Marketing from June 15, 2005. Mr. Fogarty joined us from Invista, where he had served as President for Polymer and Resins since May 2004. For the 13 years prior to his most recent position with Invista, Mr. Fogarty held a variety of roles in Koch Industries Inc.’s companies, including KoSa. Mr. Fogarty earned a B.S. degree in Engineering from the Technical University of Nova Scotia.
     Stephen E. Tremblay. Mr. Tremblay was appointed Vice President and Chief Financial Officer on January 21, 2008.  From 1997 to 2007, Mr. Tremblay was employed in various financial positions, including Senior Vice President, Business Development and Chief Financial Officer at Vertis, Inc. a provider of print advertising and media and technology.  From 1990 to 1997, Mr. Tremblay held senior finance positions at Wellman, Inc., a provider of polyester fiber and resins, and from 1983 to 1990 was a member of the accounting and auditing practice at Ernst & Young.  Mr. Tremblay earned a B.S. degree in Business Administration from Bryant University and is a Certified Public Accountant.
     David A. Bradley. Mr. Bradley was appointed Chief Operating Officer on January 14, 2008 and was previously our Vice President of Global Operations since December 2, 2004. On April 1, 2004, we hired Mr. Bradley as Vice President of Business Transformation. Prior to joining us, he served as the Lexan Manufacturing Manager at GE Plastics’ Mount Vernon, Indiana site. From 1994 to 2004 Mr. Bradley served in a variety of leadership positions for GE Plastics, which included roles in business process development and Six Sigma. He holds a B.S. degree in Chemical Engineering from the University of Louisville.
     Richard A. Ott. Mr. Ott has been our Vice President of Global Human Resources and Communications since December 2, 2004. Mr. Ott was the Vice President of Operations and Human Resources from June of 2000 to December 2004. From 1998 to 2002, he also served as the Site Manager for the Belpre plant. Mr. Ott started with Shell Chemicals in 1976, where he held various positions in operations and business strategy. He holds a B.S. degree in Industrial Engineering from West Virginia University.
     Stephen W. Duffy. Mr. Duffy was appointed Vice President, General Counsel and Secretary on February 4, 2008. Prior to his appointment, Mr. Duffy served as Counsel to Curtis, Mallet-Prevost, Colt & Mosle, LLP where he was responsible for domestic and international energy sector transactions. Mr. Duffy previously served as Senior Vice President, Legal and Government Affairs for Paramount Petroleum Corporation from July 2004 to July 2005, and as Vice President, Global General Counsel and Secretary for KoSa B.V. from December 2000 to April 2004. Mr. Duffy earned an A.B. degree from Duke University and his J.D. degree from Southern Methodist University.
     Eli A. Ben-Shoshan. Mr. Ben-Shoshan has been our Vice President of Business Development since March 2, 2005. Prior to joining Kraton, Mr. Ben-Shoshan served in a number of capacities for ChemConnect/CheMatch, including business development and auction operations management roles, from 2000 to 2005. Prior to joining ChemConnect/CheMatch, Mr. Ben-Shoshan was Director of Business Development at KoSa where he was responsible for the evaluation of acquisition and capital spending opportunities from 1998 to 2000. From 1996 to 1998, he was Director of Business Development for Koch Chemical Company / Koch Capital Services. From 1990 to 1994, he was employed by Monitor Company, a global strategy consulting firm. Mr. Ben-Shoshan holds a B.S. degree in Physics and a B.A. degree in Quantitative Economics from Stanford University and an M.B.A. from the Graduate School of Business at Stanford University.
COMMITTEES OF THE BOARD OF DIRECTORS AND MEETING ATTENDANCE
     The Board of Directors of Kraton currently consists of nine members. The Board of Directors of Polymer Holdings currently consists of eight members, all of whom are also members of Kraton’s Board. Dan F. Smith is the only individual who serves on the Kraton Board of Directors but does not serve on the Polymer Holdings Board of Directors. Kraton’s Board currently has three standing committees: an Audit Committee, a Compensation Committee and an Executive Committee. Polymer Holdings’ Board has one standing committee: an Audit Committee.
     Audit Committee. The Audit Committee is a standing committee of each of the Boards of Directors of Kraton and Polymer Holdings. In each case, the primary purpose of the Committee is to assist the relevant Board of Directors in fulfilling its oversight responsibility relating to: (1) the integrity of the Company’s financial statements and financial reporting process and the Company’s systems of internal accounting and financial controls; (2) the performance of the internal audit services function; (3) the annual independent audit of the Company’s financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; and (4) the compliance by the Company with legal and regulatory requirements, including the Company’s disclosure controls and procedures. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private.
     The current members of each of Kraton’s and Polymer Holdings’ Audit Committees are Messrs. Ball (chairman), O’Brien, Wright and MacDougall. Mr. O’Brien replaced Mr. Walsh as a member of each Audit Committee on January 31, 2008.

     Compensation Committee. The Compensation Committee is a standing committee of Kraton’s Board of Directors. The purpose of the Committee is to discharge the responsibility of the Board of Directors relating to compensation of the Company’s Directors, executive officers and such other employees as the Committee may determine together with management, and related matters.
     The current members of Kraton’s Compensation Committee are Messrs. Walsh (chairman), Davis and Wright.
     Executive Committee. The Executive Committee is a standing committee of Kraton’s Board of Directors. The purpose of the Committee is to act, between meetings of the Board, with the authority of the Board on matters set forth in the Executive Committee Charter. The authority of the Committee is subject to and limited by the limited liability agreement of the Company and in no event may the Committee act on any matter requiring super-majority approval pursuant to the terms of such limited liability agreement.
     The current members of Kraton’s Executive Committee are Messrs. Davis (chairman), MacDougall, Walsh and Fogarty.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The compensation program for the Company’s executive officers named in the Summary Compensation Table below (the “Named Executive Officers”) is structured to attract, motivate, retain and reward high quality executives. This section includes information and analysis related to such compensation arrangements of the Named Executive Officers.
Compensation Philosophy and Objectives.
     The Company’s Executive Compensation Policy, as established by the Compensation Committee, is designed to provide a base salary that is competitive in the marketplace with other privately owned and public chemical companies whose revenue is approximately the same as that of the Company. Additionally, the Compensation Committee and the Board approve an annual variable compensation plan (the Annual Compensation Plan) targeted to pay at a competitive level for the peer group companies such as Berry Plastics, Chemtura, Freescale, Hercules, Koppers, MacDermid, PolyOne, ON SemiConductor, Rockwood and Tronox, provided that pre-established individual and Company performance goals are achieved. Finally, the Committee may approve the grant of membership units, options, or other equity or equity-based awards from time to time, the value of which is intended to retain and motivate the Named Executive Officers as well as align a portion of their compensation with the performance of the Company.
     The Compensation Committee looks to the aggregate compensation package for each Named Executive Officer to determine the individual elements of each such Named Executive Officer’s pay
     The Named Executive Offices each have one or more of the types of awards described under “Equity” below. These awards are intended to align the long-term interests of the Named Executive Officers with those of the Company and its shareholders, while also promoting retention over multi-year vesting periods. Generally, the Company grants equity awards to executives in connection with their commencement of employment with the Company. The Compensation Committee determines the value of such grants by reviewing compensation practices of peer companies, past practice of the Company, and individual negotiations with the executive. In addition, the Compensation Committee has the discretion to grant additional equity awards to executives, including the Named Executive Officers, based on the individual’s contributions to the Company. These grants typically are made on April 1st of each year; however, the Compensation Committee has the discretion to grant such awards throughout the year.
Role of the Compensation Committee.
     The Compensation Committee discharges the responsibility of the Board relating to the compensation of the Named Executive Officers. The Compensation Committee’s Charter contains detailed information on its duties and function and is available on-line at www.kraton.com/content/released/compensation_committee.pdf.
     The Compensation Committee no less frequently than annually reviews the Company’s goals and objectives related to the compensation of the Named Executive Officers. During that review, the Compensation Committee takes into account the balance between short-term compensation and long-term incentives, evaluates the performance of the Named Executive Officers in light of the established goals and objectives and sets the compensation levels of the Named Executive Officers based on that evaluation. In determining appropriate compensation levels, the Compensation Committee considers Company performance and relative shareholder return, the compensation levels of persons holding comparable positions at comparable companies and the compensation given to the Named Executive Officers in previous years. The Compensation Committee also evaluates the post-service severance arrangements and benefits of the Named Executive Officers and their reasonableness in light of practices at comparable companies. The Compensation Committee has the ultimate authority and responsibility to engage and terminate any outside consultant to assist in determining appropriate compensation levels for the Named Executive Officers. The Compensation Committee has not hired outside consultant companies to conduct direct analysis of the Company’s compensation levels; however, the Company does subscribe to databases maintained by two independent consultant companies, which include chemical and manufacturing industries of comparable revenue. The largest database utilized is Hay Paynet, which is purchased from the Hay Group, and contains compensation information on numerous jobs and in most countries where Kraton operates. The second database utilized is a purchased compensation survey by Mercer for chemical non-durable manufacturing industries. The data are analyzed by the Chief Executive Officer (the “CEO”) and the Vice President of Human Resources to develop recommendations as to the compensation of the Named Executive Officers, which are reviewed and approved as necessary by the Compensation Committee. The Company does not otherwise engage The Hay Group or Mercer for any other services.
Components of Direct Compensation.
Base Salary.
     Employment contracts for the Named Executive Officers are established as a result of negotiation between the individual and the Company at the time of hire, within a reasonable range of compensation determined by competitive data, including that described above, and experience. The Compensation Committee reviews the base salaries of the Named Executive Officers on an annual basis and determines if any increases are warranted based on its review of individual performance and compensation comparisons and recommendations of the CEO.
     On January 31, 2007, the Compensation Committee approved an increase in base salary from $450,000 to $500,000 for Mr. Gregory; from $315,000 to $335,000 for Mr. Fogarty; and from $260,000 to $280,000 for Mr. Bradley; in each case effective as of April 1, 2007.
     On May 9, 2007, the Compensation Committee approved an increase in base salary from $266,000 to $315,000 as of June 1, 2007, for Mr. Dekker. On February 1, 2008, consistent with his employment agreement, Mr. Dekker’s salary was increased from $315,000 to $330,750 on the basis of increases to the exchange rate for converting Euros to US dollars.
     On September 20, 2007, the Compensation Committee approved an increase for Mr. Ott from $220,000 to $250,000 in base salary, effective as of October 1, 2007.
     On January 14, 2008, the Board of Directors approved an increase to Mr. Fogarty’s base salary from $335,000 to $500,000 upon his appointment as President and Chief Executive Officer. On the same date, the Board of Directors approved an increase to Mr. Bradley’s salary from $280,000 to $350,000 upon his appointment to the role of Chief Operating Officer. Each of Messrs. Fogarty and Bradley are in the process of negotiating new employment agreements, which agreements are expected to be consistent with the Company’s prior practice, to reflect their respective promotions within the Company.
Annual Bonus: Incentive Compensation Plan.
     Pursuant to their employment agreements with the Company, Messrs. Gregory, Dekker, Fogarty and Bradley are eligible to receive annual bonuses with targets equal to 100% in the case of Mr. Gregory; 50% in the case of Mr. Dekker; 60% in the case of Mr. Fogarty; of their respective annual base salaries with maximum bonuses of up to 200% in the case of Mr. Gregory; 100% in the case of Mr. Dekker; 120% in the case of Mr. Fogarty; and 100% in the case of Mr. Bradley; of their respective annual base salaries. On May 9, 2007, the Compensation Committee approved an increase in Mr. Dekker’s target bonus to 60% with a maximum bonus of 120% of his annual base salary. Pursuant to the terms of his employment agreement, Mr. Ott is eligible to receive an annual bonus with a target of up to 50% of his annual base salary.
     On March 6, 2007, the Compensation Committee approved and adopted the 2007 Incentive Compensation Plan, including the performance-based criteria by which payouts to participants were determined.
     A participant’s annual bonus is a multiple of base salary, his target bonus factor, the Company performance factor and the individual’s performance factor. The Compensation Committee determines the Company performance factor through use of a sliding scale based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by the Company, with 100% set at the Business Plan EBITDA. Eighty percent of Business Plan EBITDA forms a threshold below which the common pool is zero. Based on additional performance criteria such as Company safety performance, cash generation, volume growth, cost out, procurement improvements, innovation milestones, and strategic plans, an additional amount of up to $1 million may be added or subtracted from the common pool amount. Those eligible for payout from the common pool include all employees, with the exception of the non-exempt hourly plant workers at the Belpre Plant, on the payroll as of December 31, 2007. This is intended to encourage strong performance on factors that are key to the Company’s performance. Final bonus amounts are adjusted as necessary so as not to exceed the common bonus pool amount or employment contract limits (as described above). The Company performance factor is thus determined by the actual pool amount divided by the target pool amount as a percentage. The individual performance factor typically ranges from 0 to 2.0 times the individual’s target bonus factor to recognize the individual’s contributions to the Company and adherence to Company values.
     For the bonus year that ended December 31, 2007, the Compensation Committee did not grant any performance bonuses based on the EBITDA generated. Based on the additional performance criteria discussed above, the Compensation Committee elected not to approve any additional monies to be added to the pool. The Company performance factor for bonus payouts was determined to be 0% for 2007.
          Equity.
Options.
     On September 9, 2004, TJ Chemical adopted an Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including the Company, of non-qualified options (“Options”) to purchase TJ Chemical membership units in order to provide such individuals with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of, TJ Chemical and its affiliates. The aggregate number of membership units with respect to which Options and profits units (described below) may be granted under the Option Plan may not exceed 21,740,802, representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2007, there were 14,670,000 Options granted and outstanding. All Options granted in fiscal year 2007 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of a membership unit on the date of grant. The Options generally vest in 20% annual increments from the date of grant.
     A committee of TJ Chemical’s board of directors administers the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The committee has the right to terminate all of the outstanding Options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such Option, or the spread. Generally, in the event of a merger, the Options will pertain to and apply to the securities that the option holder would have received in the merger. Generally, in the event of a dissolution, liquidation, sale of assets or any other merger, the committee has the discretion to: (1) provide for an “exchange” of the Options for new Options on all or some of the property for which the membership units are exchanged (as may be adjusted by the committee); (2) cancel and cash out the Options (whether or not then vested) at the value of the spread; or (3) provide for a combination of both. Generally, the committee may make appropriate adjustments with respect to the number of membership units covered by outstanding Options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
     On a termination of a Named Executive Officer’s employment, unvested Options automatically expire and vested Options expire on the earlier of (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) one-year after the date employment is terminated by reason of death or disability; or (4) the tenth anniversary of the grant date for such Option. In the event the Named Executive Officer’s employment is terminated by the Company without cause or by the executive officer for good reason within 2 years following a change in control, all Options become vested as of such termination.
     Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights as well as a call right for the 180-day period following the later of a termination of employment and six months and one-day following the date that units were acquired pursuant to the exercise of the Option. During this 180-day period, TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical.
     Periodically, the Compensation Committee reviews the performance of the Company and recommends to TJ Chemical that designated employees be awarded Option grants based on their contributions and/or potential to contribute to the success of the Company. Option grants may also be made to new employees when they join the Company.
Profits Units of Kraton Management LLC (“Management LLC”).
     The Compensation Committee may grant profits units of Management LLC (subject to the 8% pool limitation described above) to Named Executive Officers (“Profits Units”). Profits Units are economically equivalent to options, except that they may provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemical and its affiliates and TJ Chemical and its affiliates will not be entitled to take any deduction at the time of grant or disposition of the Profits Unit by the employee. Generally, 50% of the Profits Units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the “Threshold Amount,” which is defined as the initial value of TJ Chemical’s assets on the date of grant, and 50% of the Profits Units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided that the participant is employed by Kraton or its subsidiaries on such vesting date, and provided further that 100% of the Profits Units shall become vested upon a change in control of TJ Chemical. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two-times, but less than three-times, the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation in excess of the two times Threshold Amount. In the case of Messrs. Gregory and Fogarty, if at the time TJ Chemical makes a determination as to whether Messrs. Gregory and Fogarty are entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. If an executive’s employment terminates prior to any applicable vesting date, such executive shall automatically forfeit all rights to any unvested Profits Units. Upon the occurrence of any distributions received by the Management LLC, the holders of the Profits Units will have a right to receive their pro rata share of the positive difference between initial value of the Profits Units, as determined by the profits unit award agreement, and the then current fair value of the Profits Units, as determined in accordance with the terms of the agreement governing TJ Chemical and the Management LLC.
Restricted Units and Notional Units of Management LLC.
     The Compensation Committee may grant time-vested restricted membership unit (“Restricted Units”) and time-vested notional membership unit awards (“Notional Units”) to Named Executive Officers. Holders of Notional Units do not have any beneficial ownership in the underlying membership units, and the grant represents an unsecured promise to deliver membership units or cash on a future date. Actual membership units or cash underlying the awards will not be distributed until the earlier of (1) a change in control or (2) the termination of the grantee’s employment, to the extent vested as of such date.
     Each Notional Unit is the equivalent of one notional membership unit of TJ Chemical. Messrs. Gregory, Dekker and Fogarty do not have any beneficial ownership in the membership units underlying the Notional Units, and the grant of Notional Units represents an unsecured promise to deliver membership units of TJ Chemical (either directly or through membership units of Kraton Management LLC) on a future date. Twenty percent of each executive’s Notional Units vest on each anniversary of the grant date, provided that the executive remains employed through the applicable vesting date. Except as provided in the next succeeding sentence, upon termination of the executive’s employment for any reason, all unvested Notional Units shall immediately and automatically be forfeited. If the executive’s employment is terminated without cause or for good reason during the two-year period immediately following a change in control, all unvested Notional Units shall become immediately vested. Distribution of membership units representing the portion of vested Notional Units shall occur as soon as practicable after the earlier of a change in control or termination of the executive’s employment, provided that following a change in control, unvested Notional Units shall remain outstanding and continue to vest as provided above until his employment terminates.
     The Restricted Units are a grant of membership units in Kraton Management LLC, subject to certain vesting conditions. Mr. Bradley’s Restricted Units vest 20% on the first five anniversaries of his employment commencement date (April 1, 2004) and the remainder vest 20% on each of the first five anniversaries of the grant date (February 1, 2005), provided he remains employed through the applicable vesting date. Mr.

Gregory’s award vested with respect to 50% on February 1, 2008 and 50% would have vested on February 1, 2009. The other Named Executive Officers do not hold Restricted Units.
Membership Units of Management LLC.
     The Named Executive Officers were each given the opportunity to purchase membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment.
Fringe Benefits / Perquisites.
     Pursuant to Mr. Dekker’s employment agreement, he is entitled to: (1) housing support; (2) travel support for himself and his spouse to travel to and from France; (3) costs associated with maintaining his residence in France during such times as his spouse is in the United States; (4) use of a company car; (5) tax equalization payments; and (6) reimbursement for tax preparation expenses. We believe that the total compensation involved in both direct compensation and indirect compensation associated with the above perquisites remain within market norms for, and that Mr. Dekker’s unique skills and expertise warrant, these benefits.
     The Company provides no material fringe benefits or perquisites to the other Named Executive Officers.
Components of Post-Employment Compensation.
Employment Agreements and Severance Benefits.
     The employment agreements for each of the Named Executive Officers provide for severance payments upon certain terminations of employment. In the event employment is terminated by us without “cause” or by the Named Executive Officer for “good reason” (as each such term is defined in the employment agreements), the executive would be entitled to eighteen months of salary and medical benefit continuation for Mr. Gregory and up to twelve months of base salary and medical benefit continuation for all other Named Executive Officers other than Mr. Dekker. Mr. Dekker is entitled to fifteen months of base salary plus 25% of his target bonus, plus a pro rata bonus based upon actual performance, subject to certain performance factors being fixed by agreement. As a result of amendments to the employment agreements with the Named Executive Officers in 2007 and 2008, in the event such termination occurs within the one year immediately following a change in control of the Company, in addition to the salary and benefit continuation, the Named Executive Officers would be entitled to receive an additional amount equal to the sum of (a) 1.5 times, in the case of Mr. Gregory, and 1.0 times, in the case each of Messrs. Fogarty, Bradley, Dekker and Ott, his target annual bonus and (b) a pro rata portion of the annual bonus he would have earned in the year of termination had his employment not terminated, based upon his date of termination. Each of Messrs. Fogarty and Bradley are both in the process of negotiating new employment agreements, which agreements are expected to be consistent with the Company’s prior practice, to reflect their respective promotions within the Company.
U.S. 401K Plan.
     The Named Executive Officers are eligible to participate in the Kraton Savings Plan (the “Savings Plan”), a broad-based tax-qualified savings plan providing for employer and employee contributions for employees employed within the United States. By contract, Mr. Dekker elected not to participate in the U.S. Savings Plan.
U.S. Defined Benefit Pension Plan.
     The Named Executive Officers are eligible to participate in our broad-based tax-qualified noncontributory defined benefit pension plan (the “Pension Plan”). Employees hired on or after October 15, 2005, are not eligible to participate in the Pension Plan. The Pension Plan was amended in 2005 to provide participants with a choice, which was effective as of January 1, 2006, between (a) continuing to accrue benefits under the final average pay formula provided for under the Pension Plan or (b) “freezing” benefits under the Pension Plan in exchange for an enhanced benefit under the Savings Plan. For participants who chose to receive the enhanced benefit under the Savings Plan, the Final Average Earnings, Service and Social Security Benefit components of the pension formula were frozen as of December 31, 2005. However, such participants will still be credited with service accumulated after December 31, 2005, for purposes of vesting of benefits under the Pension Plan. By contract, Mr. Dekker elected not to participate in the U.S. Pension Plan.
U.S. Savings Restoration Plan and Pension Restoration Plan.
     The Named Executive Officers are eligible to participate in a non-qualified defined benefit restoration plan and non-qualified defined contribution restoration plan that are intended to restore certain benefits under the Pension Plan and the Savings Plan, respectively, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. By contract, Mr. Dekker elected not to participate in the restoration plans.
Other Pension Plans.
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
Executive Deferred Compensation Plan.
     The Named Executive Officers have the option of deferring up to 50% of their annual bonus, if any, which is subsequently converted to notional membership units of TJ Chemical. Such Notional Units remain outstanding until either (1) a change in control or (2) termination of employment. The amount held pursuant to the plan may ultimately be paid in units of Management LLC.
Retiree Medical Benefits.
     Health and welfare benefits are provided to eligible employees in the U.S., including the Named Executive Officers, who retire from Kraton. Retirees under the age of 65 are eligible for the same medical, dental, and vision plans as active employees, but with a cap that varies based on years of service and ranges from $7,000 to $10,000 per employee for premiums on an annual basis.
          The following table sets forth certain information concerning annual compensation for all persons who served as the Company’s Chief Executive Officer during the year ended December 31, 2007, all persons who served as the Company’s Chief Financial Officer during the year ended December 31, 2007 and the Company’s three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2007 (collectively, the “Named Executive Officers”).

Summary Compensation Table

						Change in Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)(2)(3)	($)(2)(4)	($)(5)	($)6)	($)(7)	($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
George B. Gregory	2007	487,500	275,000	386,886	0	11,844	41,038	1,202,268
Chief Executive Officer	2006	450,000	275,000	386,886	400,000	7,164	51,997	1,571,047

Nicholas G. Dekker	2007	299,250	30,000	83,256	0	0	216,122	628,628
Vice President, Chief Financial Officer (1)	2006	188,310	7,500	83,256	50,000	0	22,623	351,689

David A. Bradley	2007	275,000	60,000	128,299	0	1,658	21,000	485,957
Vice President, Corporate Operations	2006	251,250	60,000	128,299	150,000	3,096	31,700	624,345

Kevin M. Fogarty	2007	330,000	60,000	160,913	0	1,445	20,869	573,227
Executive Vice President, Global Sales and Marketing	2006	315,000	60,000	160,913	150,000	895	42,138	728,946

Richard A. Ott	2007	227,500	0	127,643	0	156,677	23,600	535,420
Vice President, Global Human Resources and Communications	2006	220,000	0	127,643	90,000	47,786	38,278	523,707

(1)	Mr. Dekker has served as Chief Financial Officer and Vice President since October 6, 2006. Payments to Mr. Dekker in connection with his position at Kraton Polymers France were made in Euros. For purposes of this table, we have assumed an exchange rate of 1.47 U.S. Dollars to Euros, the currency conversion rate as of December 31, 2007, as reported on http://www.oanda.com.

(2)	Amounts set forth in the Stock Awards and Option Awards columns represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2007 by the Company with respect to restricted unit awards, notional unit awards (but not profits unit awards as no compensation expense is required to be taken with respect to such awards) and option awards, in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) (“FASB 123R”) (disregarding the estimate of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2007 may be found in the Company’s financial statements and accompanying footnotes on page F-12. A discussion of the assumptions used in this valuation with respect to awards made in fiscal years prior to fiscal year 2007 may be found in the corresponding sections of the Company’s financial statements and accompanying footnotes for the fiscal year in which the award was made.

(3)	This column consists of awards of restricted unit awards and notional unit awards. However, profits unit awards are not included as no compensation expense is required to be taken with respect to such awards.

(4)	This column consists of awards of Options to purchase membership units of TJ Chemical issued pursuant to the TJ Chemical 2004 Option Plan.

(5)	This column consists of bonuses paid pursuant to the Company’s 2007 Incentive Compensation Plan. Pursuant to the Executive Deferred Compensation Plan, the Named Executive Officers elected to defer a portion of their 2006 annual bonus, and receive Notional Units equal in value to the deferred amount, as follows: Mr. Gregory ($100,000); Mr. Dekker ($25,000); Mr. Bradley ($75,000); Mr. Fogarty ($75,000); and Mr. Ott ($22,500) into the Executive Deferred Compensation Plan.

(6)	Amounts shown in this column are not included in the total for purposes of determining who the Named Executive Officers are. All amounts in this column reflect the aggregate change in the present value of the Pension Plan and the Deferred Compensation and Restoration Plan in accordance with Item 402(c)(2)(viii)(A).

(7)	Amounts in this column consist of (a) Company contributions to the Savings Plan on behalf of Messrs. Gregory, Bradley, Fogarty, and Ott in the amount of $13,500, $13,500, $10,069, and $18,000, respectively; (b) Company contributions to the Deferred Compensation and Restoration Plan on behalf of Messrs. Gregory, Bradley, Fogarty, and Ott in the amount of $27,538, $7,500, $10,800, and $6,500, respectively; and (d) for Mr. Dekker, employer contributions to a defined contribution plan maintained by Kraton Polymers France in the amount of $16,000 and $85,267 relating to Medical and Disability insurances paid in France, $81,325 paid as a result of accrued vacation in France, and $1,092 for personal use of a company vehicle.
Grants of Plan-Based Awards in Fiscal Year 2007

								All Other Stock	All Other Option Awards:
		Estimated Future Payouts Under			Estimated Future Payouts Under			Awards:	Number of
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (2)			Number of	Securities	Exercise or Base	Grant Date Fair
		Threshold		Maximum	Threshold	Target	Maximum	Shares of Stock or	Underlying Options	Price of Option	Value of Stock and
Name	Grant Date	($)	Target ($)	($)	(#)	(#)	(#)	Units (#)	(#)	Awards ($/Sh)	Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(4)	(j)(4)	(k)	(l)
George B. Gregory	3/6/2007	147,000	500,000	1,000,000	—	—	—	101,010	—	—	—

Nicholas G. Dekker (3)	3/6/2007	55,566	189,000	378,000	—	—	—	25,253	—	—	—

David A. Bradley	3/6/2007	49,392	168,000	336,000	—	—	—	75,758	—	—	—

Kevin M. Fogarty	3/6/2007	59,094	201,000	402,000	—	—	—	75,758	—	—	—

Richard A. Ott	3/6/2007	36,750	125,000	250,000	—	—	—	22,727	—	—	—

(1)	These columns provide information on potential payouts under the 2007 Incentive Compensation Plan. For information on amounts actually earned, see the “Summary Compensation Table.”

(2)	These columns provide information on potential payouts pursuant to Profits Unit Awards (See “Equity Arrangements – Other Equity Awards” for more information).

(3)	This is an award of Notional Units which vests in five equal installments on each anniversary of the date of grant (October 6, 2006), provided that Mr. Dekker remains employed through the applicable vesting date (See “Equity Arrangements- Other Equity Awards” for more information).

(4)	This column consists of portions of the bonuses that would have been paid pursuant to the Company’s 2006 Incentive Compensation Plan but that were deferred at the election of the Named Executive Officer. The full amounts of these bonuses, including the amount deferred, are reported in the “Non-Equity Inventive Plan Compensation” column for 2006 in the Summary Compensation Table. Pursuant to the Executive Deferred Compensation Plan, the Named Executive Officers elected to defer a portion of their 2006 annual bonus, and receive Notional Units equal in value to the deferred amount, as follows: Mr. Gregory ($100,000); Mr. Dekker ($25,000); Mr. Bradley ($75,000); Mr. Fogarty ($75,000); and Mr. Ott ($22,500) into the Executive Deferred Compensation Plan.

Employment Agreements.
     Each of the employment agreements of Messrs. Gregory, Bradley, Fogarty, and Ott have three-year terms with automatic one-year renewals unless either party delivers written notice that the term will not be extended. On January 31, 2007 and effective as of April 1, 2007, the Compensation Committee of the Board approved an annual salary for certain of the Named Executive officers as follows: Mr. Gregory, $500,000; Mr. Fogarty, $335,000; and Mr. Bradley, $280,000. On September 20, 2007, the Compensation Committee approved an increase for Mr. Ott from $220,000 to $250,000 in base salary, effective as of October 1, 2007. As of February 14, 2006, the Compensation Committee of the Board approved an increase in the target bonuses of Messrs. Gregory, Bradley, and Fogarty to 100%, 60%, and 60% of the executive’s annual base salary, respectively. Pursuant to his employment agreement, Mr. Ott is eligible to receive an annual bonus with a target of up to 50% of his annual base salary. These employment agreements provide for severance in the event the executives are terminated without cause or for good reason, as well as for continued medical benefits for the severance period. In the event such termination follows a change in control, the executives are entitled to additional bonus payments. As of January 14, 2008, Mr. Gregory resigned as Chief Executive Officer of the Company, but remains as a consultant through June 30, 2008 pursuant to a consulting agreement with the Company, described below. Mr. Fogarty has succeeded Mr. Gregory as the President and Chief Executive Officer. Mr. Bradley has succeeded Mr. Fogarty as Chief Operating Officer. Each of Messrs. Fogarty and Bradley are in the process of negotiating new employment agreements, which agreements are expected to be consistent with the Company’s prior practice, to reflect their respective promotions within the Company.
     On May 9, 2007, the Compensation Committee increased the base salary to $315,000 and the target bonus for Mr. Dekker to 60%, effective June 1, 2007. On February 1, 2008, consistent with his employment agreement, Mr. Dekker’s salary was increased from $315,000 to $330,750 on the basis of increases to exchange rate for Euros to US$.
     Mr. Dekker’s employment agreement also provides for severance in certain circumstances, and was amended on December 19, 2007 to provide, among other things, that Mr. Dekker may resign for any reason following completion of certain requirements and receive severance. In the event such termination follows a change in control, he is entitled to an additional bonus payment.
     Furthermore, Kraton agreed not to exercise its right to repurchase shares from Mr. Dekker received through equity incentive awards to the extent such rights are triggered solely as a result of the termination of Mr. Dekker’s employment, and agreed that Mr. Dekker would continue to vest in any incentive awards that are Options to purchase units granted pursuant to the terms of the TJ Chemicals 2004 Option Plan as if Mr. Dekker remained employed until at least January 1, 2008 and that any vested units shall remain outstanding for the remainder of such Options’ ten-year term.
     As of March 31, 2008, Mr. Dekker’s employment with the Company will terminate and he will receive severance and other benefits in accordance with his agreements.
     On January 14, 2008, the Board of Directors (the “Board”) of Kraton voted to grant special bonus awards to certain executives of Kraton, including the Named Executive Officers. The Named Executive Officers are entitled to receive two bonus payments, payable each of January 1, 2008 and July 1, 2008, subject to the executive remaining employed on each such date. If an executive’s employment is terminated by the Company without Cause or by the executive with Good Reason as a result of a change in control, the executive is entitled to payment of both special bonus awards, to the extent not previously paid.
     On January 24, 2008, the Company entered into a Separation Agreement with Mr. Gregory effective as of February 1, 2008. The terms of the separation with Mr. Gregory provide, among other things, a payment of 1.5 times his current annual base salary, payment of which shall be in installments through 2008 and completed in lump sum in January 2009, and continued medical benefits through August 1, 2009. In addition, Mr. Gregory will be entitled to receive his entire special bonus of $600,000. In addition, the Company agreed to repurchase certain of Mr. Gregory’s vested equity-based rights. Mr. Gregory will forfeit all unvested Options and other equity-based awards unless certain events occur during fiscal year 2008, and is otherwise subject to customary confidentiality, non-competition, non-solicitation and non-disparagement obligations.
     On February 1, 2008, the Company entered into a consulting agreement with Mr. Gregory, effective as of February 1, 2008. The terms of the consulting agreement provide, among other things, that Mr. Gregory will be a consultant to the Company from February 1, 2008 to June 30, 2008. In exchange for his consulting services, the Company will pay Mr. Gregory a fee equal to $93,750 in the aggregate, payable in monthly installments over the consulting period. In addition, in the event that certain corporate events occur during fiscal year 2008, the Company shall pay Mr. Gregory a cash bonus equal to $1,750,000.
     For further information regarding these agreements, see “Termination and Change in Control Payments” below.

Equity Arrangements
     The equity based programs in which the Named Executive Officers participate are described above in “Components of Direct Compensation – Equity Awards”.
     The following table sets forth information regarding outstanding equity awards held by the Company’s Named Executive Officers as of December 31, 2007.
Outstanding Equity Awards at End of Fiscal Year 2007

	Option Awards					Stock Awards
										Equity		Equity
			Equity							Incentive		Incentive Plan
			Incentive Plan							Plan Awards:		Awards:
	Number		Awards:							Number of		Market or
	of	Number of	Number of			Number of		Market		Unearned		Payout Value
	Securities	Securities	Securities			Shares or		Value of		Shares, Units		of Unearned
	Underlying	Underlying	Underlying			Units of		Shares or		or Other		Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Stock That		Units of		Rights That		or Other Rights
	Options	Options	Unearned	Exercise	Option	Have Not		Stock That Have Not		Have Not		That Have Not
	(#)	(#)	Options	Price	Expiration	Vested		Vested		Vested		Vested
Name	Exercisable	Unexercisable (1)	(#)	($)	Date	(#)		($)(2)		(#)		($)(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)		(j)
George B. Gregory (6)	1,500,000	1,000,000	—	1.00	12/2/2014
	200,000	300,000
						400,000	(3)	364,000	(3)			—
						350,000	(4)	318,500	(4)
										875,000	(5)
				1.00	2/1/2015

Nicholas G. Dekker	22,500	15,000	—	1.00	1/1/2014
	42,500
	75,000											—
						120,000	(4)	109,200	(4)
										125,000	(5)
		170,000		1.00	4/1/2016
		300,000		1.00	10/6/2016

David A. Bradley	375,000	250,000	—	1.00	9/9/2014
	150,000
						80,000	(3)	72,800	(3)			—
						60,000	(3)	54,460	(3)
										125,000	(5)
		225,000		1.00	2/1/2015

Kevin M. Fogarty	500,000	750,000	—	1.00	7/15/2015
												—
						180,000		163,800
										300,000	(5)

Richard A. Ott	600,000	400,000	—	1.00	9/9/2014	—		—
										350,000	(5)	—

(1)	All options were granted pursuant to the TJ Chemical 2004 Option Plan and relate to the right to purchase membership units in TJ Chemical. All Options vest in 20% annual increments from the date of grant. The date of grant for Options granted to Mr. Gregory is December 2, 2004 with respect to 2,500,000 Options and March 1, 2005 with respect to 500,000 Options; for Mr. Dekker is September 9, 2004 with respect to 37,500 Options, April 1, 2006 with respect to 212,500 Options and October 6, 2006 with respect to 375,000 Options; for Mr. Bradley is September 9, 2004 with respect to 625,000 Options and February 1, 2005 with respect to 375,000 Options; for Mr. Fogarty is July 15, 2005, and for Mr. Ott is September 9, 2004.

(2)	There is no established public market for membership units of TJ Chemical. The Company engaged an independent valuation and financial consultant, Corporate Valuation Advisors, Inc., to perform a valuation of the total equity of TJ Chemical Holdings LLC in January 2007 and again in January of 2008. In valuing the equity of TJ Chemical, the consultant relied upon our historical financial statements. In valuing the total equity of TJ Chemical, the consultant utilized the Market Approach. The Market Approach is a valuation technique in which estimated market value is based on market prices in actual transactions. The market approach compared the Company with similar companies that are publicly traded. The technique consists of collecting selling prices for comparable assets. After studying the selling prices, value adjustments are made for comparability differences. This process is essentially one of comparison and correlation. In applying the Market Approach, market and financial data on publicly traded guideline companies was analyzed and relevant valuation multiples were formulated. The consultant considered the outlook of the economy and the current market for publicly traded guideline companies engaged in the same industry or an industry similar in which we compete. The fair value of a membership unit was estimated at $0.91 as of December 31, 2007. Due to the fact that TJ Chemical’s assets consist solely of the assets of Management LLC and its subsidiaries, the Company has concluded that it is reasonable to assume that membership units of Management LLC have the same value as membership units of TJ Chemical on any given date.

(3)	These are awards of Restricted Units. (See “Equity Arrangements- Other Equity Awards” for more information.)

(4)	These are awards of Notional Units. (See “Equity Arrangements- Other Equity Awards” for more information.)

(5)	Profit units vest 50% if the assets of TJ Chemical double and an additional 50% if such assets triple in value from the date of the grant of the Profit Units, or 100% upon a change in control. Due to the complexity of the calculations involved in determining how the assets above the Threshold Amount for each profit unit would be allocated among all holders of profit units (especially as Threshold Amounts may vary from award to award) and due to the fact that the value of TJ Chemical’s assets has not increased significantly since the initial grant of Profits Units, the Company believes that the Profits Units have no discernable market value as of December 31, 2007.

(6)	In connection with his termination of employment on February 1, 2008, Mr. Gregory forfeited 1,200,000 options of TJ Chemical, 200,000 Restricted Units of TJ Chemical, 350,000 Notional Units of TJ Chemical and 875,000 Profit Units of TJ Chemical.
The following table sets forth information regarding equity awards held by the Company’s Named Executive Officers exercised or vested during fiscal year 2007.
Option Exercises and Stock Vested in Fiscal Year 2007

	Option Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)(4)
(a)	(b)	(c)	(d)	(e)
George B. Gregory	175,000 (1)	—	—	—

Nicholas G. Dekker	30,000 (1)	—	—	—

David A. Bradley	—	—	20,000 (2)	17,800
			40,000 (3)	35,600

Kevin M. Fogarty	—	—	—	—

Richard A. Ott	—	—	—	—

(1)	These represent Notional Units.

(2)	This relates to an award of Restricted Units granted on February 1, 2005. The award vests 20% on each of the first five anniversaries of the grant date, assuming Mr. Bradley is still employed as of each such date.

(3)	This relates to an award of Restricted Units granted on March 8, 2004. The award vests 20% on each of the first five anniversaries of the grant date, assuming Mr. Bradley is still employed as of each such date.

(4)	Membership units were valued at $.91 per unit on each of the vesting dates for Mr. Bradley in fiscal 2007. See footnote 2 to the Outstanding Equity Awards at End of Fiscal Year 2007 Table for more information on the valuation of membership units.
The following table sets forth information regarding participation of the Company’s Named Executive Officers in the Company’s pension plans.
Pension Benefits in Fiscal Year 2007

			Present value of
		Number of years	accumulated	Payments during
Name	Plan name	credited service (#)	benefit($)	last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
George B. Gregory	Pension Plan	2.51	11,320	0

	Pension Benefit	2.51	14,262	0
	Restoration Plan

Nicholas G. Dekker	Not a participant	0	0	0

David A. Bradley	Pension Plan	2.76	7,777	0

	Pension Benefit	2.76	205	0
	Restoration Plan

Kevin M. Fogarty	Pension Plan	1.60	3,809	0

	Pension Benefit	1.60	1,666	0
	Restoration Plan

Richard A. Ott	Pension Plan	32.26	772,110	0

	Pension Benefit	32.26	285,329	0
	Restoration Plan
Pension Plan.
     Kraton maintains a noncontributory defined benefit pension plan (the “Pension Plan”) that covers its U.S. eligible employees, including the Named Executive Officers (other than Mr. Dekker), former employees and retirees. See [Note 5(a]) in Notes to the Consolidated Financial Statements-December 31, 2007.] Kraton makes contributions on behalf of its eligible employees to the Pension Plan. Employees do not make contributions to the Pension Plan. The Pension Plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). Note that employees hired on or after October 15, 2005 are not eligible to participate in the Pension Plan. (For more information see Compensation Discussion and Analysis- Components of Post-Employment Compensation- U.S. Defined Benefit Pension Plan.)

Benefit Restoration Plan.
     Certain employees, including the Named Executive Officers, are eligible to participate in a non-qualified defined benefit plan (the “Pension Benefit Restoration Plan”) which is intended to restore certain benefits under the Pension Plan which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans.
Executive Deferred Compensation Plan
Pursuant to the participation in the Executive Deferred Compensation Plan (as described above), Messrs. Gregory, Dekker, Bradley, Fogarty and Ott hold 101,010; 25,253; 75,758; 75,758; and 22,727 Notional Units, respectively, in their plan accounts as of March 15, 2007, which reflect a deferral of a portion of the annual bonuses with respect to fiscal year 2006 and paid in the first quarter of fiscal year 2007. All such units are 100% vested and subject to the terms of the plan. As there were no bonus payouts associated with the Incentive Compensation Plans, no executive had any participation in the Deferred Executive Bonus Compensation Program with respect to fiscal year 2007 annual bonus.
Nonqualified Deferred Compensation During Fiscal Year 2007

		Executive	Registrant		Aggregate
		contributions in	contributions in	Aggregate earnings	withdrawals and	Aggregate
		last FY	last FY	in last FY	distributions in	balance at last
Name		($)	($)	($)	last FY ($)	FYE
(a)	Plan	(b)	(c)(4)	(d)(3)	(e)	(f)
George B. Gregory	Deferred	23,625	27,538	14,791	0	140,789 (1)
	Compensation and
	Restoration Plan

Nicholas G. Dekker (2)	Did Not Participate

David A. Bradley	Deferred	7,500	7,500	3017	0	54,405
	Compensation and
	Restoration Plan

Kevin M. Fogarty	Deferred	10,800	10,800	2,173	0	56,725
	Compensation and
	Restoration Plan

Richard A. Ott	Deferred	4,200	5,600	6,068	0	45,194
	Compensation and
	Restoration Plan

(1)	The balance of Mr. Gregory’s account will be distributed to him, as soon as administratively possible, in connection with his termination of employment.

(2)	Mr. Dekker did not participate in the Deferred Compensation and Restoration Plan in Fiscal Year 2007.

(3)	Participants in the Deferred Compensation and Restoration Plan direct the investment of their account balance in the plan in the same manner that they direct their account in the Company’s Savings Plan. In 2007, the Named Executive Officers invested in the following funds with the following annual rates of return: Fidelity Diversified International (16.03%); Fidelity Freedom Income Fund (4.83%); Fidelity Freedom 2025 (8.64%); Fidelity Emerging Markets (45.06%); Fidelity International Real Estate (-8.25%); DWS Global Opps S (8.75%); Mutual Discovery A (10.96%); Fidelity Leveraged Co. Stock (17.90%); MSIF Emerging Markets (41.34%).

(4)	Amounts in this column are included in the “All Other Compensation” column of the Summary Compensation Table.
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

Executive Deferred Compensation Plan.
          Under the Executive Deferred Compensation Plan adopted on May 30, 2006, certain employees are permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees are credited with a notional number of membership units of the Company based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control, as defined in the plan. We reserved 2 million membership units for issuance pursuant to the Executive Deferred Compensation Plan, and as of December 31, 2007, there were 354,798 membership units outstanding under the Plan.
          With respect to the 2006 bonus amounts, the elections of the Named Executive Officers were as follows: Mr. Gregory (lower of $100,000 or 50% of annual incentive compensation) deferred $100,000, Mr. Fogarty (lower of $200,000 or 50% of annual incentive compensation) deferred $75,000, Mr. Bradley (lower of $150,000 or 50% of annual incentive compensation) deferred $75,000, Mr. Ott (lower of $50,000 or 25% of annual incentive compensation) deferred $22,500, Mr. Dekker (50% of annual incentive compensation) deferred $25,000.
          There were no deferred bonus amounts in 2007, as there were no Incentive Compensation Awards paid to executive officers.
TERMINATION AND CHANGE IN CONTROL PAYMENTS
The following tables set forth the estimated value of payments and benefits that the Company’s Named Executive Officers would be entitled to receive assuming certain terminations of employment and/or assuming a change in control of the Company, in each case occurring on December 31, 2007. Complete descriptions of employment agreements immediately follow these tables. Valuations of equity subject to accelerated vesting are made assuming the value of a membership unit is $0.91. As the exercise price for all Options granted is $1.00 per membership unit, the acceleration of an Option as of December 31, 2007 would have $0 value to the executive.
George B. Gregory

		Cash-Out Value of Equity-Based
		Awards that vest as a result of a
Triggering Event	Severance Payment	Triggering Event	Value of Benefit Continuation
Termination of Employment

By Kraton for cause or resignation by executive without good reason	$0	$0	$0

By Kraton without cause; or by executive for good reason; or pursuant to Kraton’s election not to extend the term of the employment contract	$750,000	$0	$25,584

By Kraton without cause or by executive	$1,500,000	$0 (1,300,000 Options)	$27,379
for good reason, in either case within one year		$364,000 (400,000 Restricted Units)
following a change in control (1)		$318,500 (350,000 Notional Units)

Disability (2)	$0	$0	$0

Death (2)	$0	$0	$0

Change in Control	$0	$0 (875,000 Profits Units)	$0
Nicholas G. Dekker

		Cash-Out Value of Equity-Based
		Awards that vest as a result of a
Triggering Event	Severance Payment	Triggering Event	Value of Benefit Continuation
Termination of Employment

By Kraton for cause or resignation by executive without good reason	$0	$0	$0

By Kraton without cause; by executive for good reason	$441,000	$0	$0

By Kraton without cause or resignation by	$630,000	$0 (442,500 Options)	Tax equalization so that
executive for good reason, in either case within		$109,200 (120,000 Notional Units)	what he earns here is
one year following a change in control (1)			equal to what he would
			have earned in France
			(see 5(g) of employment
			contract)

Disability (2)	$0	$0	$0

Death (2)	$0	$0	$0

Change in Control	$0	$0 (125,000 Profits Units)	$0

David A. Bradley

		Cash-Out Value of Equity-Based
		Awards that vest as a result of a	Value of Benefit
Triggering Event	Severance Payment	Triggering Event	Continuation
Termination of Employment

By Kraton for cause or resignation by executive	$0	$0	$0
without good reason.

By Kraton without cause or by executive for	$140,000-280,000	$0	$8,528-17,056
good reason (3)

By Kraton’s election not to extend the employment	$140,000	$0	$0
term.

By Kraton without cause or by executive for	$448,000	$0 (475,000 Options)	$18,253
good reason, in either case within one year following a change		$127,400 (140,000 Restricted Units)
in control. (1)

Disability (2)	$0	$0	$0

Death (2)	$0	$0	$0

Change in Control	$0	$0 (125,000 Profit Units)	$0
Kevin M. Fogarty

		Cash-Out Value of Equity-Based
		Awards that vest as a result of a	Value of Benefit
Triggering Event	Severance Payment	Triggering Event	Value of Benefit
Termination of Employment

By Kraton for cause or resignation by	$0	$0	$0
executive without good reason.

By Kraton without cause; or pursuant to Kraton’s	$167,500-335,000	$0	$8,528-17,056
election not to extend the employment term, or by executive for good reason (3)

By Kraton without cause or by executive	$536,000	$0 (750,000 Options)	$18,644
for good reason within one year of a		$163,800 (180,000 Notional Units)
change in control (1)

Disability (2)	$0	$0	$0

Death (2)	$0	$0	$0

Change in Control	$0	$0 (300,000 Profit Units)	$0
Richard A. Ott

		Cash-Out Value of Equity-Based
		Awards that vest as a result of a	Value of Benefit
Triggering Event	Severance Payment	Triggering Event	Continuation
Termination of Employment

By Kraton for cause or resignation by executive	$0	$0	$0
without good reason

By Kraton without cause or resignation	$125,000-250,000	$0	$8,528-17,056
by executive for good reason (3)

Pursuant to Kraton’s election	$125,000-250,000	$0	$0
not to extend the term (3)

By Kraton without cause or by executive for good	$375,000	$0 (400,000 Options)	$18,644
reason within one year of a change

Disability (2)	$0	$0	$0

Death (2)	$0	$0	$0

Change in Control	$0	$0 (350,000 Profits Units)	$0

(1)	Note, Options, Restricted Units and Notional Units vest in the event of such a termination within two years following a change in control.

(2)	Disability and Death Severance Payments are comprised of a pro-rata payment of the Named Executive Officer’s bonus for the fiscal year in which death or disability occurs, based on actual performance and paid on the date when bonuses are otherwise paid. The tables assume a December 31, 2007 termination date, and, therefore, the Named Executive Officer would be entitled to receive the entire bonus amount earned in fiscal year 2007.

(3)	These Named Executive Officer are entitled to at least 6 months continued base salary and health benefits. Any additional severance is payable only so long as the Named Executive Officer does not become employed with a subsequent employer.
Employment Agreements, Termination of Employment Arrangements.
     Generally, with respect to Messrs. Bradley, Fogarty and Ott, if the executive’s employment is terminated by us without cause or by the executive for good reason (as each term is defined in the applicable employment agreement), the executive will be entitled to, subject to execution of a general release and waiver, (1) a continuation of annual base salary for the 12-month period following the termination of employment, provided that if during such 12-month salary continuation period such executive begins to provide services to another person or entity and such services are expected to continue for more than 30 days, then the period of salary continuation shall be reduced to the later of (a) six months following the termination of employment or (b) the date the executive commences providing services to a subsequent employer and (2) medical benefits for the executive and his eligible dependents during the salary continuation period. Prior to an amendment in 2006 to the agreements with Mr. Bradley, he would only have been eligible to receive base salary and medical benefits for six months following a termination of employment. In the event that Mr. Gregory’s employment is terminated without cause or by Mr. Gregory for good reason (as each term is defined in his employment agreement), Mr. Gregory is entitled to, subject to his execution of a general release and waiver, (1) a continuation of his annual base salary for the 18-month period following the termination of employment and (2) medical benefits for himself and his eligible dependents during such salary continuation period. Notwithstanding the foregoing, if the employment of one of the executives is terminated without “cause” following our election not to extend the employment term, such executive will be entitled to, subject to his execution of a general release and waiver, continuation of his annual base salary (and in the case of Mr. Gregory, continuation of medical benefits) for the salary continuation period described above (except for Mr. Bradley, whose salary continuation period is decreased to six months in this circumstance and does not include the provision of continued benefits). In 2007, the Compensation Committee approved amendments to the employment agreements, which amendments provide, in addition to existing severance benefits, that (1) if Mr. Gregory is terminated without cause or for good reason during the one-year period immediately following a change in control, he shall also receive the sum of (a) 1.5 times his annual target bonus and (b) a pro rata portion of the annual bonus he would have earned had his employment not terminated, and (2) for the other Named Executives, if they are terminated without cause or for good reason during the one-year period immediately following a change in control, they shall receive (a) 12 months of salary continuation and (b) their target annual bonus and (c) a pro rata portion of the annual bonus they would have earned in the year of termination had their employment not terminated. In addition, upon such a termination following a change in control, benefit continuation applies to all benefits, not just medical benefits.
     On March 29, 2007, the Company entered into an employment agreement with Mr. Dekker (in the form of a “US Contract” between the Company and Mr. Dekker and the “Tripartite Agreement” between the Company, Mr. Dekker and Kraton Polymers France) which provides that in the event Mr. Dekker’s employment is terminated (1) due to the expiration of the employment term, (2) by the Company without cause or (3) by Mr. Dekker for good reason, the Company must (A) offer Mr. Dekker a new position corresponding to his qualifications as of the date of termination within France or (B) pay Mr. Dekker a lump sum equal to 12 months of his annual base salary. In addition, if a termination without cause or for good reason occurs during the one-year period immediately following a change in control, he shall also receive the sum of (a) his annual target bonus and (b) a pro rata portion of the annual bonus he would have received had his employment not terminated.
     On December 19, 2007, Kraton Polymers LLC (“Kraton”), Mr. Nicholas G. Dekker and Kraton Polymers France SAS further amended the Tripartite Agreement and the Employment Agreement, extending Mr. Dekker’s employment agreement with Kraton until October 5, 2008 and providing for slightly enhanced severance benefits, in addition to those described above, as follows: a pro rata portion of any annual bonus for the fiscal year in which the termination occurs (except where the termination follows a change in control, where pro rata bonus was already provided) plus three months’ base salary plus 25% of Mr. Dekker’s bonus opportunity at target (60%) of base salary.

     Under the Employment Agreement Amendment, Dekker may resign for any reason under certain circumstances and receive severance. Additionally, the severance provisions of his employment agreement were amended to provide for additional severance in certain circumstances. Furthermore, Kraton agreed not to exercise its right to repurchase shares from Mr. Dekker received through equity incentive awards to the extent such rights are triggered solely as a result of the termination of Mr. Dekker’s employment, and agreed that Mr. Dekker would continue to vest in any incentive awards that are Options to purchase units granted pursuant to the terms of the TJ Chemicals 2004 Option Plan as if Mr. Dekker remained employed until at least January 1, 2008 and that any vested units shall remain outstanding for the remainder of such Options’ ten-year term.
     Generally, the employment agreements define “Cause” to mean (A) the executive’s continued failure substantially to perform the executive’s duties, provided that Kraton cannot terminate the executive’s employment for Cause because of dissatisfaction with the quality of services provided by or disagreement with the actions taken by him or her in the good faith performance of his or her duties to Kraton; (B) failure to maintain his principal residence in the same metropolitan area as Kraton’s principal headquarters, or elsewhere as mutually agreed; (C) theft or embezzlement of Company property; (D) executive’s conviction of or plea of guilty or no contest to (x) a felony or (y) a crime involving moral turpitude; (E) the executive’s willful malfeasance or willful misconduct in connection with his or her duties under the employment agreement or any act or omission which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries or affiliates; or (F) the executive’s breach of the restrictive covenants in the employment agreement.
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
     Each of the employment agreements includes customary restrictive covenants, including (a) non-competition and non-solicitation provisions for a period of 18 months for Mr. Gregory and a period of 12 months for all other named executive officers and confidentiality provisions.
     Each of Messrs. Fogarty and Bradley are in the process of negotiating new employment agreements, which agreements are expected to be consistent with the Company’s prior practice, to reflect their respective promotions within the Company.
Equity Arrangements.
Options.
     Messrs. Gregory, Dekker, Bradley, Fogarty and Ott hold 3,000,000, 625,000, 900,000, 1,250,000 and 1,000,000 Options, respectively, to purchase shares of TJ Chemical units, respectively, as of December 31, 2007, subject to the terms and conditions set forth in Option Plan, described above in Components of Direct Compensation – Equity Awards. Mr. Gregory forfeited 1,500,000 Options when his employment terminated on February 1, 2008
     Notional Units.
     Messrs. Gregory, Dekker and Fogarty have each been granted awards of Notional Units, described above in Components of Direct Compensation – Equity Awards, of TJ Chemical with a value of $875,000, $150,000 and $300,000, respectively on the date of grant, based on the value of membership units of TJ Chemical, as determined by the Board of Directors. In addition, pursuant to their participation in the Executive Deferred Compensation Plan (as described above), Messrs. Gregory, Dekker, Bradley, Fogarty and Ott hold 101,010; 25,253; 75,758; 75,758; and 22,727 Notional Units, respectively, in their plan accounts as of March 15, 2007. All such units are 100% vested and subject to the terms of the plan.
Profits Units.
     Messrs. Gregory, Dekker, Bradley, Fogarty and Ott hold 875,000, 125,000, 125,000, 300,000 and 350,000 Profits Units, , described above in Components of Direct Compensation – Equity Awards, respectively, as of December 31, 2007, subject to the terms and conditions set forth in Kraton Management LLC’s operating agreement. Mr. Gregory forfeited all of his profits units when his employment terminated on February 1, 2008.
Restricted Units.
     Messrs. Gregory and Bradley held 400,000 and 300,000 Restricted Units, respectively, as of December 31, 2007. 200,000 of Mr. Bradley’s Restricted Units vest 20% on the first five anniversaries of his employment commencement date (April 1, 2004) and the remainder vest 20% on each of the first five anniversaries of the grant date (February 1, 2005), provided he remains employed through the applicable vesting date. Mr. Gregory’s award vested with respect to 50% on February 1, 2008 and 50% would have vested on February 1, 2009. Mr. Gregory forfeited half of his Restricted Units when his employment terminated on February 1, 2008.
The following table sets forth certain information regarding the compensation of the Company’s directors.
Director Compensation During Fiscal Year 2007

	Fees Earned or Paid in
	Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)	($)(1)(2)	($)	($)
(a)	(b)	(c)	(d)	(g)	(h)
Kelvin L. Davis	0	0	0	0	0

Michael G. MacDougall	0	0	0	0	0

Timothy J. Walsh	0	0	0	0	0

John Breckenridge	0	0	0	0	0

Nathan H. Wright	0	0	0	0	0

Stephen Oppenheimer	0	0	0	0	0

Steven J. Demetriou	$25,000	0	$17,250	0	0

James R. Ball	$40,000	0	$17,250	0	0

(1)	Amounts set forth in the Option Awards column represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2007 by the Company with respect to Option awards in accordance with FASB 123R (disregarding the estimate of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2007 may be found in the Company’s financial statements and accompanying footnotes on page 75. A discussion of the assumptions used in this valuation with respect to awards made in fiscal years prior to fiscal year 2007 may be found in the corresponding sections of the Company’s financial statements and accompanying footnotes for the fiscal year in which the award was made.

(2)	As of December 31, 2007, Messrs. Demetriou and Ball each held an aggregate of 100,000 Options. Options vest with respect to 50% on each of the first and second anniversaries of the grant date. Directors do not receive other equity based awards from the Company.
     Directors who are employees or representatives of Texas Pacific Group or J. P. Morgan Partners Capital Corp. do not receive any compensation for their services to the Board or its committees. Mr. Demetriou and Mr. Ball each received an annual director fee of $25,000, paid quarterly. Mr. Ball served as the Chairman of the Audit Committees for the Boards of each of Kraton and Polymer Holdings for calendar year 2007 and received an additional annual fee of $15,000 In addition, they were granted on December 1, 2004, on December 1, 2005, on December 1, 2006, on December 1, 2007 and will be granted on each December 1 thereafter while a director of Kraton, 25,000 Options to purchase membership units of Kraton Management LLC, which holds equity interests in TJ Chemical, the owner of 100% of the equity interests of Polymer Holdings, with an exercise price equal to the fair value of TJ Chemical membership units on the grant date. These Options will vest 50% per year on each of the first two anniversaries of the grant date so long as the individual continues to serve as a director.
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
Timothy J. Walsh, Chairman
Kelvin L. Davis
Nathan H. Wright
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     We are a wholly owned subsidiary of Polymer Holdings, which has no material assets or liabilities other than its equity interest in us. Polymer Holdings is a wholly owned subsidiary of TJ Holdings LLC which has no material assets or liabilities other than its equity interest in Polymer Holdings. In connection with the consummation of the acquisition, TJ Chemical acquired from Polymer Holdings an option to purchase all of its outstanding equity interests in Kraton free and clear of all liens, claims and encumbrances other than those created in connection with its senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the acquisition (December 23, 2010), for a purchase price in cash equal to $400 million on or prior to the first anniversary of the acquisition, $405 million thereafter but on or prior to the second anniversary of the acquisition, $281 million thereafter but on or prior to the third anniversary of the acquisition, $286 million thereafter but on or prior to the fourth anniversary of the acquisition, $771 million thereafter but on or prior to the fifth anniversary of the acquisition, $1.071 billion thereafter but on or prior to the sixth anniversary of the acquisition and $1.371 billion thereafter until the option expires. The call option price shall be adjusted under certain circumstances, to take into account contributions made by Polymer Holdings to Kraton or any material distributions made by Kraton to Polymer Holdings.
     The following table sets forth information regarding the beneficial ownership of Polymer Holding’s equity interests as of December 31, 2007, for each person who is known to us to be a beneficial owner of 5% or more of Polymer Holding’s equity interests. All of Polymer Holding’s equity interests are beneficially owned by Chemicals Holdings, which has both voting and non-voting equity interests. The percentages set forth in the following table represent the percentage ownership of the voting and non-voting equity interests of Chemicals Holdings. The remaining 1.2% of the non-voting equity interests of Chemicals Holdings is owned by Kraton Management LLC, the entity through which members of our senior management, other employees and independent directors own equity interests in our company.

Percentage of
		Percentage of		Non-Voting
	Common	Voting Equity		Equity
Name and Address of Beneficial Owner	Units	Interests		Interests
TPG Advisors III, Inc. 301 Commerce Street, Suite 3300	6	30.0	%(1)	30.0%
Fort Worth, Texas 76102

[1]	The material in this report is not “solicitation material,” is not deemed filed with the Commission, and is not incorporated by reference in any filing of the company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

				Percentage of
		Percentage of		Non-Voting
	Common	Voting Equity		Equity
Name and Address of Beneficial Owner	Units	Interests		Interests
TPG Advisors IV, Inc. 301 Commerce Street, Suite 3300	6	30.0	%(1)	29.3%
Fort Worth, Texas 76102

JPMP Capital Corp. c/o J.P. Morgan Partners, LLC	8	40.0	%(2)	39.5	%(3)
270 Park Avenue, 39th Floor New York, New York 10017

(1)	TPG Advisors III, Inc. (“TPG Advisors III”) is the general partner of TPG GenPar III, L.P., which in turn is the sole general partner of each of TPG Partners III, L.P. (“Partners III”), TPG Parallel III, L.P. (“Parallel III”), TPG Investors III, L.P. (“Investors III”), FOF Partners III, L.P. (“FOF”) and FOF Partners III-B, L.P. (“FOF B”) and the sole member of TPG GenPar Dutch, L.L.C., which is the general partner of TPG Dutch Parallel III, C.V. (“Dutch Parallel III”). Partners III, Parallel III, Investors III, FOF, FOF B and Dutch Parallel III are the members of TPG III Polymer Holdings LLC, which holds 30% of the voting interests in TJ Chemical Holdings LLC. TPG Advisors IV, Inc. (“TPG Advisors IV”) is the general partner of TPG GenPar IV, L.P., which in turn is the sole general partner of TPG Partners IV, L.P. (“Partners IV”). Partners IV is the sole member of TPG IV Polymer Holdings LLC, which holds 30% of the voting interests of Chemical Holdings. TPG Advisors III and TPG Advisors IV may be deemed, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, to beneficially own all of the securities held by TPG III Polymer Holdings LLC and TPG IV Polymer Holdings LLC, respectively. David Bonderman and James G. Coulter are directors, officers and sole shareholders of each of TPG Advisors III and TPG Advisors IV, and therefore, Messrs. Bonderman and Coulter may be deemed to be the beneficial owners of the equity securities held by TPG III Polymer Holdings LLC and TPG IV Polymer Holdings LLC.

(2)	Includes 22.6%, 5.4%, 0.8%, 2.3%, 0.3%, 0.4%, 0.9%, 0.9%, 6.0% and 0.4% indirectly owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., JPMP Global Fund/Kraton A. L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., JPMP Global Fund/Kraton, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., JPMP Selldown Fund/Kraton, L.P., J.P. Morgan Partners Global Investors (Selldown) II, L.P., and J.P. Morgan Partners Global Investors (Selldown) II-B, L.P., respectively. Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore no individual officer of JPMP Capital Corp. is the beneficial owner of the securities. The address for each of these entities is 270 Park Avenue, New York, New York 10020, except that the address of each Cayman Global Fund Entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.

(3)	Includes 22.3%, 5.3%, 0.8%, 2.3%, 0.3%, 0.4%, 0.9%, 0.9%, 5.9% and 0.4% indirectly owned by J.P. Morgan Partners (BHCA), L.P., (“JPMP BHCA”) J.P. Morgan Partners Global Investors, L.P., JPMP Global Fund/Kraton A. L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., JPMP Global Fund/Kraton, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., JPMP Selldown Fund/Kraton, L. P., J.P. Morgan Partners Global Investors (Selldown) II-B, L.P., and J.P. Morgan Partners Global Investors (Selldown) II-B, L.P. (collectively, the “Global Investor Funds”), respectively. The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. (“JPMP MFM”). The general partner of each of the Global Investor Funds is JPMP Global Investors, L.P. (“JPMP Global”). JPMP Capital Corp., a wholly-owned subsidiary of JPMorgan Chase & Co., a publicly traded company, is the general partner of each of JPMP MFM and JPMP Global. Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore no individual officer of JPMP Capital Corp. is the beneficial owner of the securities. The address for each of these entities is 270 Park Avenue, New York, New York 10020, except that the address of each Cayman Global Fund Entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.
          The following table sets forth information regarding the beneficial ownership of our equity interests as of December 30, 2007 for (a) each director, (b) each of the executive officers identified in the Summary Compensation Table set forth under “Executive Compensation,” and (c) all directors and executive officers as a group.

Title of	Name and Address	Percent of Voting		Percent of Non-Voting
Class	of Beneficial Owner	Interests		Interests
Units	Kelvin L. Davis	60.0	%(1)	59.3	%(1)
Units	Timothy J. Walsh	—	%(2)	—	%(2)
Units	George B. Gregory	—	%(3)	—	%(3)
Units	Kevin M. Fogarty	—	%(3)	—	%(3)
Units	David A. Bradley	—	%(3)	—	%(3)
Units	Richard A. Ott	—	%(3)	—	%(3)
Units	Joseph J. Waiter	—	%(3)	—	%(3)
Units	All directors and executive officers as a group	60	%(1)(2)(3)	59.3	%(1)(2)(3)

(1)	Includes interests beneficially owned by TPG Advisors III, Inc., and TPG Advisors IV, Inc. Mr. Davis is an officer, director and/or equity owner of TPG Advisors III, Inc. and TPG Advisors IV, Inc.

(2)	Mr. Walsh and Mr. O’Brien are Managing Directors of CCMP Capital Advisors, LLC (“CCMP Capital”), a private equity firm comprised of the former buyout/growth equity professionals of J.P. Morgan Partners, LLC (“JPMP”) who separated from JPMorgan Chase in August 2006 to form an independent private equity platform. Mr. Walsh and Mr. O’Brien are serving as directors at the request of JPMP and its affiliates. Mr. Walsh and Mr. O’Brien each disclaims any beneficial ownership of any shares beneficially owned by JPMP Capital Corp. or its affiliates, except to the extent of their respective pecuniary interest therein, if any.

(3)	Consists of non-voting equity interests of less than 1% in TJ Chemical Holdings LLC owned indirectly by the indicated persons through ownership of interests in Kraton Management LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
     TJ Chemical’s Option. In connection with the consummation of the acquisition, TJ Chemical acquired from Polymer Holdings an option to purchase all of its outstanding equity interests in Kraton free and clear of all liens, claims and encumbrances other than those created in connection with our senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the acquisition (December 23, 2010), for a purchase price in cash, referred to as the Call Option Price, equal to $400 million on or prior to the first anniversary of the acquisition, $405 million thereafter but on or prior to the second anniversary of the acquisition, $281 million thereafter but on or prior to the third anniversary of the acquisition, $286 million thereafter but on or prior to the fourth anniversary of the acquisition, $771 million thereafter but on or prior to the fifth anniversary of the acquisition, $1.071 billion thereafter but on or prior to the sixth anniversary of the acquisition and $1.371 billion thereafter until the option expires. The call option price shall be adjusted under certain circumstances, to take into account contributions made by Polymer Holdings to Kraton or any material distributions made by Kraton to Polymer Holdings.
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
     Related Transactions. We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber (“TR”), which is a wholly or predominantly composed of a block co-polymer comprising styrene blocks with butadiene and / or isoprene polymer blocks. KJE produces TR for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the TR produced by KJE. During the years ended December 31, 2007, 2006 and 2005 Kraton made sales of TR on behalf of KJE of approximately $39.7 million, $33.4 million and $37.0 million, respectively. From time to time, KJE will purchase TR products from Kraton. During the years ended December 31, 2007, 2006 and 2005 we had sales of our products to KJE of approximately $1.2 million, $1.1 million and $2.3 million, respectively.
Director Independence
     Although we would be exempt from certain independence requirements if we were a listed issuer whose securities were traded on NASDAQ, subject to such requirements, we would be required to have an audit committee comprised of at least three members, all of whom are independent and meet certain other requirements. The Audit Committee currently consists of Messrs. Ball, O’Brien, Wright and MacDougall. Of the members of the Audit Committee only Mr. Ball is an independent director as defined under the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth the fees billed to us by our independent auditors, KPMG LLP:

	2007	2006
	(In Thousands)
Audit fees	$1,386	$985
Audit-related fees	214	254
Tax fees	92	243
Other fees	—	—

Total fees	$1,692	$1,482

     Audit fees are the fees billed by KPMG LLP in connection with the audit of our consolidated financial statements.
     Audit-related fees are the fees billed by KPMG LLP and are primarily for statutory audits of our subsidiary financial statements and audits of our pension and post retirement benefit plans.
     Tax fees are the fees billed by KPMG LLP for tax compliance services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
     The following financial statements are included in Item 8:
(i)	Report of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2007 and 2006

(iii)	Consolidated Statements of Operations—years ended December 31, 2007, 2006 and 2005

(iv)	Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)—years ended December 31, 2007, 2006 and 2005

(v)	Consolidated Statements of Cash Flows—years ended December 31, 2007, 2006 and 2005

(vi)	Notes to consolidated financial statements
     2. Exhibits
     The exhibits listed on the accompanying Exhibit Index are filed as part of this report and are on file with us.
(b) Exhibits
     See Item 15(a) 2 above.
(c) Financial Statement Schedule
     See Schedule II.

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 31, 2008

Kraton Polymers LLC
By:	/s/ Kevin M. Fogarty
Chief Executive Officer

     This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2008.

Signature	Title

/s/ Kevin M. Fogarty	President, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ Stephen E. Tremblay	Chief Financial Officer (Principal Financial Officer)

/s/ Dan F. Smith	Director and Chairman of the Board of Directors

/s/ Michael G. MacDougall	Director

/s/ Timothy J. Walsh	Director

/s/ Nathan H. Wright	Director

/s/ Steven J. Demetriou	Director

/s/ James R. Ball	Director

/s/ Kevin G. O’Brien	Director

/s/ Kelvin L. Davis	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Kraton Polymers LLC:
     We have audited the accompanying consolidated balance sheets of Kraton Polymers LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of Kraton Polymers LLC’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Polymers LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in notes 2, 6 and 7 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation plans as of January 1, 2006, its method of accounting for uncertain tax positions as of January 1, 2007, and its method of accounting for defined benefit and other post retirement plans as of December 31, 2006.
/s/ KPMG LLP
Houston, Texas
March 31, 2008

Kraton Polymers LLC
Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands of U.S. dollars)

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$48,277	$43,601
Receivables, net of allowances of $1,542 and $2,157	140,321	135,937
Inventories of products, net	256,323	256,785
Inventories of materials and supplies, net	12,170	10,903
Other current assets	12,404	13,308
Deferred income taxes	—	1,931

Total current assets	469,495	462,465
Property, plant and equipment, less accumulated depreciation	402,270	403,743
Identifiable intangible assets, less accumulated amortization	76,356	86,631
Investment in unconsolidated joint venture	10,326	9,376
Deferred financing costs	10,323	13,038
Other long-term assets	16,124	13,900

Total assets	$984,894	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$3,850
Accounts payable-trade	102,952	68,940
Other payables and accruals	55,816	53,130
Due to related parties	24,505	9,351
Deferred income taxes	9,827	—
Insurance note payable	494	739

Total current liabilities	197,039	136,010
Long-term debt, net of current portion	535,020	578,263
Deferred income taxes	39,443	40,107
Long-term liabilities	30,682	35,032

Total liabilities	802,184	789,412

Commitments and contingencies (note 8)
Member’s equity:
Common equity	143,149	184,111
Accumulated other comprehensive income	39,561	15,630

Total member’s equity	182,710	199,741

Total liabilities and member’s equity	$984,894	$989,153

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Operations
for the Years ended December 31, 2007, 2006 and 2005
(In thousands of U.S. dollars)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Sales	$1,066,044	$1,015,766	$952,921
Other	23,543	32,355	22,670

Total revenues	1,089,587	1,048,121	975,591
Costs and expenses:
Cost of goods sold	938,556	843,726	766,012

Gross profit	151,031	204,395	209,579
Research and development expenses	24,865	24,598	26,152
Selling, general and administrative expenses	69,020	73,776	72,731
Depreciation and amortization of identifiable intangibles	51,917	43,574	44,090
Earnings in unconsolidated joint venture	(626)	(168)	(1,516)
Interest, net	43,460	40,547	33,943

Income (loss) before income taxes	(37,605)	22,068	34,179
Income tax provision	(6,138)	(25,626)	(11,519)

Net (loss) income	$(43,743)	$(3,558)	$22,660

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)
for the Years ended December 31, 2007, 2006 and 2005
(In thousands of U.S. dollars)

		Accumulated
		Other
	Common	Comprehensive
	Equity	Income (Loss)	Total
Balance, December 31, 2004	$291,703	$21,990	$313,693
Comprehensive income (loss):
Net income - 2005	22,660	—	22,660
Other comprehensive income (loss):
Foreign currency adjustments	—	(26,539)	(26,539)
Unrealized gain on interest rate swaps, net of tax	—	1,857	1,857

Total comprehensive loss	—	—	(2,022)
Non-cash compensation related to equity awards	534	—	534

Balance, December 31, 2005	$314,897	$(2,692)	$312,205
Comprehensive income (loss):
Net loss – 2006	(3,558)	—	(3,558)
Other comprehensive income (loss):
Foreign currency adjustments	—	20,468	20,468
Unrealized loss on interest rate swaps, net of tax	—	(951)	(951)

Total comprehensive income			15,959
Cash distribution to parent	(129,533)	—	(129,533)
Adoption of SFAS 158 net of deferred tax benefit of $730	—	(1,195)	(1,195)
Non-cash compensation related to equity awards	2,305	—	2,305

Balance, December 31, 2006	184,111	15,630	199,741

Comprehensive income (loss):
Net loss – 2007	(43,743)		(43,743)
Other comprehensive income (loss):
Foreign currency adjustments		21,457	21,457
Realized gain on interest rate swaps, net of tax		(1,863)	(1,863)

Total comprehensive loss			(24,149)
Decrease in pension liability, net of deferred tax liability of $1,800		4,337	4,337
Non-cash compensation related to equity awards	2,781		2,781

Balance, December 31, 2007	$143,149	$39,561	$182,710

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
for the Years ended December 31, 2007, 2006 and 2005
(In thousands of U.S. dollars)

	Year Ended December 31,
	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net (loss) income	$(43,743)	$(3,558)	$22,660
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of identifiable intangibles	51,917	43,574	44,090
Amortization of deferred financing costs	2,715	2,351	2,262
Loss on disposal of fixed assets	274	262	709
Change in fair value of interest rate swaps	(1,553)	(20)	(149)
Net distributed (undistributed) earnings in unconsolidated joint venture	(520)	1,097	(1,055)
Deferred tax expense	1,537	9,073	4,100
Non-cash compensation related to equity awards	2,781	2,305	534
Decrease (increase) in working capital:
Accounts receivable	8,710	(13,575)	1,205
Due (to) from related party	14,704	(6,508)	(1,567)
Inventories	17,793	(53,126)	517
Other assets	(1,525)	5,713	(11,886)
Accounts payable, other payables and accruals, and long-term liabilities	28,647	11,135	7,922

Net cash (used in) provided by operating activities	81,737	(1,277)	69,342

Cash flows used in investing activities:
Purchase of property, plant and equipment	(28,713)	(38,032)	(18,816)
Proceeds from sale of property, plant and equipment	43	151	122

Net cash used in investing activities	(28,670)	(37,881)	(18,694)

Cash flows used in financing activities:
Proceeds from debt	48,500	123,008	—
Repayment of debt	(92,148)	(3,558)	(2,680)
Net proceeds from (repayment of) insurance note payable	(245)	739	—
Cash dividend to parent	—	(129,533)	—
Deferred financing costs	—	(2,678)	—

Net cash used in financing activities	(43,893)	(12,022)	(2,680)

Effect of exchange rate differences on cash	(4,498)	(6,153)	6,609

Net (decrease) increase in cash and cash equivalents	4,676	(57,333)	54,577
Cash and cash equivalents, beginning of period	43,601	100,934	46,357

Cash and cash equivalents, end of period	$48,277	$43,601	$100,934

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes	$8,912	$7,623	$4,457
Cash paid during the period for interest	37,052	39,844	33,006
See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Notes to the Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
     (a) Organization, Acquisition and Description of Business
     Kraton Polymers LLC, or Kraton, together with its direct and indirect subsidiaries, unless otherwise indicated, are collectively referred to as “we” “our,” “ours,” and “us” is the parent of Elastomers Holdings LLC (holding company of our United States operations), Kraton Polymers Holdings B.V. (holding company of the rest of the world operations) and Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or Polymer Holdings, owns 100% of our equity interests. TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymers Holdings. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and Kraton Management LLC, or Management LLC.
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
     (c) Cash Equivalents
     It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits or certificates of deposit. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1 and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity of 3 months or less to be cash equivalents.
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

     (f) Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. The Company utilizes the expense as incurred method of accounting for planned major maintenance. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
     (g) Identifiable Intangible Assets
     We have recorded identifiable intangible assets related to technology, trade names/trademarks and customer relationships as detailed in footnote 4 below. Identifiable intangible assets are amortized on a straight-line basis over 15 years.
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
     (i) Impairment of Long-Lived Assets
     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), provides a guidance for long-lived assets to be disposed of. We adopted SFAS No. 144 on January 1, 2002.
     In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, calculated using discounted cash flows.
     (j) Deferred Financing Costs
     We capitalize deferred financing costs, which are amortized to interest expense over the term of the related debt instrument using the effective interest method. During the year ended December 31, 2007, we made voluntary prepayments on the term portion of our senior secured credit facility in the amount of $40.0 million, which resulted in the write off of approximately $0.6 million of deferred financing cost. We incurred approximately $2.7 million of fees in connection with the amendment to our senior secured credit facility in May 12, 2006, and these fees were recorded as deferred financing costs.
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
(n) Leases
     All leases entered into as of December 31, 2007 are classified as operating leases. For those leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.
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
     We have designated a portion of our investment in our subsidiary Kraton Polymers Holdings, B.V. as indefinitely invested. The amount of this investment was $71.8 million as of December 31, 2007 and 2006. As a result, the effect of the change in foreign currency on this investment is recorded as a component of other comprehensive income (loss) in member’s equity.

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
     (u) Accounting for Defined Benefit Pension and Other Postretirement Plans
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. We adopted SFAS 158 as of December 31, 2006, and the effect of adoption on our financial condition at December 31, 2006 was included in our consolidated balance sheets. Adoption of SFAS 158 had no effect on our results of operations for the year ended December 31, 2006. See Note 7—Employee Benefits.

     Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board, or FASB (“FASB”), issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards over the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance of SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential effect of SFAS No. 160 on the Company’s financial position, results of operations and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements over business combinations and its effects. The guidance of SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential effect of SFAS No. 141R on the Company’s consolidated financial statements which will be dependent upon future business combinations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.
(2) Share-Based Compensation
     In December 2004, FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123. As required, we adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified-prospective method. Upon adoption of SFAS No. 123R, we elected to use the Black-Scholes option-pricing model to estimate the grant-date fair value of share based awards. If we had adopted SFAS No. 123R in prior years, our income before income taxes for the year ended December 31, 2005 would have been reduced by approximately $1.5 million. SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows.
     See footnote 7(f) for a description of the T.J. Chemical Holdings LLC 2004 Option Plan. There were 50,000, 2,342,500 and 7,650,000 options granted under this plan to our employees and directors during the years ended December 31, 2007, 2006 and 2005, respectively. There were no options exercised during the years ended December 31, 2007, 2006 and 2005, respectively.
     We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. We recorded share-based employee compensation expense of approximately $1.5 million, $1.4 million and $0.3 million for the years December 31, 2007, 2006 and 2005, respectively, net of tax effects of $0.9, $0.9 and $0.2, respectively. At December 31, 2007, there was approximately $3.6 million of unrecognized compensation cost related to non-vested option awards, and $0.9 million of unrecognized compensation expense related to non-vested restricted membership unit and notional membership unit awards expected to be recognized over a weighted-average period of 8 years.
     Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation under the provisions of APB Opinion No. 25.

     For restricted membership units, notional membership units and options outstanding as of December 31, 2007, the Company expects to recognize share-based employee compensation expense of the following (in millions):

Year Ended
December 31,	Amount
2008	$2.4
2009	1.3
2010	0.6
2011	0.2
2012	0.0
     The weighted average fair value per option at the date of grant for options granted in 2007, 2006 and 2005 was $0.31, $0.67 and $0.65, respectively, as valued using the Black-Scholes Merton option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	2007	2006	2005
Risk-free interest rate	3.40%	4.41%	3.95%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.4	0.90	0.98
Expected term (in years)	5.0	5.0	5.0
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
     For purposes of pro forma disclosures, the estimated grant-date fair value of the options is amortized over the option’s vesting period. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation for the year ended December 31, 2005:

2005
Reported net income	$22,660
Share-based employee compensation expense[1]	—
Less: Total fair value computed share-based compensation, net of tax	(1,010)

Pro forma net income	$21,650

     Information pertaining to option activity for the year ended December 31, 2007 is as follows (number of options and aggregate intrinsic value in thousands):

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value (1)
Outstanding-beginning of year	15,293	$1.00	—	—
Granted	50	1.00	—	—
Exercised	—	1.00	—	—
Cancelled	(673)	1.00	—	—

Outstanding at December 31, 2007	14,670	$1.00	7.0	—

Exercisable at December 31, 2007	7,197	$1.00	6.5	—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. As the fair value of our stock was estimated to be $0.91 at December 31, 2007 and all outstanding options have an exercise price of $1.00, there is no intrinsic value for the options.

[1]	Amount does not include share-based compensation of $534 for the year ended December 31, 2005 related to the Company’s restricted membership units, as these amounts are included in reported net income.

     We engaged an independent valuation and financial consultant to perform a valuation of the total equity of TJ Chemical and a valuation of all of the options issued during the year ended December 31, 2007. The consultant utilized the market approach valuation technique to estimate the fair value of our stock, and estimated the fair value of the options issued during the year ended December 31, 2007 using the Black-Scholes option-pricing model.
     The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2007, and the number and weighted average exercise price of options exercisable as of December 31, 2007 follow (number of options in thousands):

				Weighted
			Weighted	Average
	Range of	Number of	Average	Remaining Life
	Exercise Prices	Options	Exercise Price	(years)
Outstanding options	$1.00	14,670	$1.00	8.0

Exercisable options	$1.00	7,197	$1.00	7.7

     See footnote 7(e) for a description of the T.J. Chemical Holdings LLC Membership Units Plan. T. J. Chemical Holdings LLC may grant time-vested restricted membership units and time-vested notional membership units to certain employees. Holders of notional membership units do not have any beneficial ownership in the underlying membership units and the grant represents an unsecured promise to deliver membership units on a future date. Actual membership units underlying the restricted membership units and the notional membership units will not be distributed until the earlier of a change in control or the termination of the grantee’s employment. The following table represents the restricted membership units and notional membership units granted, vested and forfeited during 2007.

	Number of Shares	Fair Value
Restricted and Notional Units	(in thousands)	per Share
Non-vested shares at January 1, 2007	2,325	$1.00
Granted	505	$1.00
Vested	—	—
Forfeited	(90)	$1.00

Non-vested shares at December 31, 2007	2,740	$1.00
(3) Restructuring Activities
     As part of our ongoing efforts to improve efficiencies and increase productivity, we implemented a number of restructuring projects.
     On September 20, 2007, we decided to exit the SIS plant at our Pernis facility, which will result in a contractor workforce reduction. Notification of this decision and the exit plan were given to Shell Chemicals on November 9, 2007.
     SIS production will be performed at the Company’s other production facilities as part of its cost reduction efforts. The plan began in the fourth quarter of 2007 and is expected to be completed by early 2008. We recorded a liability associated with the exit plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consists of future cash expenditures. We anticipate that substantially all of the cash expenditures will be incurred in the first and second quarters of 2008.
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

	Year Ended
	December 31
	2007	2006	2005
Cost of goods sold	$2,000	$6,679	$—
Research and development	—	1,341	—
Selling, general and administrative	394	1,661	1,600

	$2,394	$9,681	$1,600

          As of December 31, 2007, there was a net liability of approximately $0.3 million related to unpaid severance costs which is expected to be paid in fiscal 2008. Of the exit activity cost of approximately $2.4 million, $2.1 million is associated with the exit of the SIS plant at our Pernis facility, the Netherlands which are expected to be paid in 2008. The remaining $0.3 million associated with the closure of our office in London, United Kingdom is expected to be paid over the next several years ending in the second quarter of 2011.
     The following table summarizes the activities related to the Company’s restructuring liability by component (in thousands):

	Severance	Exit Activity
	Costs (1)	Costs	Total
Reserve balance at December 31, 2006	$2,042	$935	$2,977
Accruals	394	2,100	2,494
Cash payments	(2,142)	(633)	(2,775)

Reserve balance at December 31, 2007	$294	$2,402	$2,696

(1)	Excludes additional pension and other postretirement benefits expense of approximately $2.3 million recorded during 2006.

(4) Detail of Certain Balance Sheet Accounts (in thousands)

	December 31, 2007	December 31, 2006
Inventories of products, net:
Finished products	$212,125	$215,623
Work in progress	3,858	4,098
Raw materials	40,340	37,064

	$256,323	$256,785

Property, plant and equipment:
Land	$13,339	$12,144
Buildings	38,490	32,910
Plant and equipment	489,260	451,794
Construction in progress	18,824	12,114

	559,913	508,962
Less accumulated depreciation	157,643	105,219

	$402,270	$403,743

Identifiable intangible assets:
Technology	$47,154	$48,517
Customer relations	35,213	36,229
Trademarks	23,194	23,863

	105,561	108,609
Less accumulated amortization	29,205	21,978

	$76,356	$86,631

Other payables and accruals:
Employee related	$12,178	$14,979
Interest	13,680	7,604
Property and other taxes	3,735	4,102
Customer rebates	6,561	3,089
Income taxes payable	4,643	8,504
Other	15,019	14,852

	$55,816	$53,130

     The identifiable intangible assets are being amortized on a straight-line basis over 15 years. Aggregate amortization expense for amortizing intangible assets was approximately $7.2 million, $6.1 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the next five years is approximately $7.0 million.
     Identifiable intangibles were adjusted in 2007 and 2006 for the realization of certain excess tax basis that had not previously been recognized in the consolidated financial statements.
(5) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2007	2006
Senior Secured Credit Facilities:
Term loans	$338,465	$382,113
Revolver	—	—
8.125% Notes	200,000	200,000

Total debt	538,465	582,113
Less current portion of long-term debt	3,445	3,850

Total long-term debt	$535,020	$578,263

     (a) Senior Secured Credit Facilities
     On May 12, 2006 the Company entered into an amendment (the “Amendment”) to its senior secured credit agreement, or the Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006 in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.0% Discount Notes. On May 12, 2006 all of the 12.0% Discount Notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.0% Discount Notes) were accepted for payment and purchased for aggregate total consideration equal to $128,785,000.
     The Amendment provided for, among other things, a new term facility, or the Term Facility, of $385 million, representing a $25 million increase over the original Term Facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extended the maturity of the revolving facility, or the Revolving Facility, from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006 we entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative and negative covenants, including a covenant that limited our ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, we borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to provide a portion of the funds necessary to consummate the tender offer for the 12.0% Discount Notes and pay fees and expenses related to the foregoing.
     Three of our subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, along with Polymer Holdings, have guaranteed the Credit Agreement. The guarantors, together with the Company, are referred to as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of December 31, 2007 and 2006, we had no outstanding borrowings under the Revolving Facility. In these notes to the consolidated financial statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.
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
     Interest
     The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the years ended December 31, 2007 and 2006 were 7.5% and 7.0%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     We entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004 and $80.0 million effective July 6, 2004. Both of these agreements had fixed rate quarterly payment dates on each of September 24, December 24, March 24 and June 24, commenced on June 24, 2004 and ended on their June 24, 2007 termination date. The agreements had an average fixed rate of 3.524%. In June 2007, the Company recorded an adjustment to interest expense related to its accounting for interest rate swaps that resulted in an increase in pre-tax income of approximately $1.6 million for the three and six months ended June 30, 2007. The adjustment reflects the additional income statement effects of the Company’s highly effective interest rate swaps that should have been reflected in prior periods. The Company evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to the year ended December 31, 2007. In February, 2008, we entered into a $325 million interest rate swap agreement to protect against Eurodollar interest rate fluctuations. The agreement has a fixed rate of 2.77% which results in a total cost of 4.77%. The swap agreement expires April 1, 2010.
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
     The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. In addition, we are required to maintain an interest coverage ratio 2.25:1.00 through the first fiscal quarter of 2008, increasing to 2.50:1.00 through the fourth fiscal quarter of 2008, and becoming progressively more restrictive thereafter, and to prevent our leverage ratio from exceeding 5.45:1.00 through the first fiscal quarter of 2008, decreasing to 4.95:1.00 in the last three fiscal quarters of 2008 and becoming progressively more restrictive thereafter.
     On January 14, 2008, we received an equity investment of $10 million, of which approximately $9.6 million was included in the financial covenant calculation for the twelve month period ending December 31, 2007, to be in compliance with our financial covenants under the Credit Agreement at December 31, 2007.
     (b) Senior Subordinated Notes Due January 15, 2014
     On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at December 31, 2007 and 2006, was $200.0 million.
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
     As of December 31, 2007, we were in compliance with all covenants under the 8.125% Notes.
     (c) Debt Maturities

The estimated remaining principal payments on our outstanding total debt as of December 31, 2007, are as follows (in thousands):

Principal
Payments
Year ending December 31:
2008	$3,445
2009	3,445
2010	3,445
2011	3,445
2012	163,204
Thereafter	361,481

Total debt	$538,465

(6) Income Taxes
     Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. During the fourth quarter, one of our foreign subsidiaries distributed $11.6 million to the U.S. parent company. However, we consider this an exceptional event and management does not intent to make any further distributions. Therefore, we consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. These foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.
     The (provision) benefit for income taxes on income from continuing operations is comprised of the following for the years ended December 31 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current tax provision:
U.S.	$(12)	$—	$—
Foreign	(4,589)	(16,553)	(7,419)

Total	(4,601)	(16,553)	(7,419)

Deferred tax provision:
U.S.	(2,509)	(5,699)	4,300
Foreign	972	(3,374)	(8,400)

Total	(1,537)	(9,073)	(4,100)

Income tax provision	$(6,138)	$(25,626)	$(11,519)

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
     Income (loss) before income taxes is comprised of the following for the years ended December 31 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income (loss) before income taxes:
U.S.	$(29,180)	$(23,701)	$(8,934)
Foreign	(8,424)	45,769	43,113

Total	$(37,605)	$22,068	$34,179

     The tax effects of temporary differences that gave rise to significant components of deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax liabilities:
Property, plant and equipment	$99,370	$92,991
Identifiable intangibles	10,391	17,939
Inventory	—	173
Interest rate swaps	—	1,116
Exchange rate differences	18,302	6,174

Total deferred tax liabilities	128,063	118,393

Deferred tax assets:
Net operating loss carryforward	(108,822)	(93,503)
Inventory	(2,093)	(1,439)
Pension accrual	(3,899)	(6,034)
Other	(3,541)	(3,730)

Total deferred tax assets	(118,355)	(104,706)

Valuation allowance for deferred tax assets	39,562	24,489

Net deferred tax liabilities	$49,270	$38,176

Net deferred tax liabilities of (in thousands):

	December 31
	2007	2006
Current deferred tax assets	$(12,843)	$(8,326)
Non-current deferred tax assets	(144,121)	(71,940)
Current deferred tax liabilities	22,670	6,395
Non-current deferred tax liabilities	183,564	112,047

Net deferred tax liabilities	$49,270	$38,176

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income taxes at the statutory rate	$13,162	$(7,723)	$(11,963)
Foreign tax rate differential	(3,331)	369	(729)
State tax rate differential	3,012	650	1,167
Change in valuation allowance and reserves	(15,073)	(18,831)	(580)
ETI exclusion benefit	—	377	374
Dividend income	(4,043)	—	—
Other	135	(468)	212

Income tax provision	$(6,138)	$(25,626)	$(11,519)

     As of December 31, 2007, we had $286.8 million of operating loss carryforwards for income tax purposes in the following tax jurisdictions: United States $239.4 million; France $44.7 million; Brazil $2.5 million; and The Netherlands $0.2 million. The United States operating loss carryforwards will expire in 2023, 2024, 2025 and 2026, if not utilized in prior years. The operating loss carryforwards for France, Brazil, and The Netherlands can be carriedforward indefinitely. We anticipate taxable income in future years that will allow us to utilize the carryforwards that have not had a valuation allowance placed against them.
     As of December 31, 2007 and 2006, a valuation allowance of $39.6 million and $24.5 million had been recorded related to certain deferred tax assets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss carryforwards in certain jurisdictions.
     In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2007, management believes it is more likely than not, that we will realize the benefit of the deferred tax assets, net of the existing valuation allowances.
     We provide for taxes in certain situations where assessments have not been received. In those situations, we consider it probable that the taxes ultimately payable will exceed the amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and are included in both income taxes in current liabilities and in deferred income taxes and other tax liabilities in the consolidated balance sheets.
     Effective January 1, 2007, we adopted FIN 48, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits or accrued interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2007, our 2004 through 2006 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.
     As of January 1, 2007, we had total unrecognized tax benefits of approximately $2.4 million. During the year ended December 31, 2007, we had a change in certain tax positions mainly related to prior tax periods. The decrease of $2.0 million in these tax positions was primarily due to settlements with foreign taxing authorities. As of December 31, 2007, we estimated $ 0.4 million in unrecognized tax benefits, that if recognized, would impact the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. During the year ended December 31, 2007, we did not recognize any material interest and penalties charges related to unrecognized tax benefits. As of January 1, 2007, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of the year ended December 31, 2007, no material changes, other than the settlements with taxing authorities mentioned above, have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.
     The following presents a roll-forward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized	Interest
Millions of dollars	Tax Benefits	and Penalties
Balance at January 1, 2007	$2.4	$0.3
Increase (decrease) in prior year tax positions	(2.0)	(0.3)

Balance at December 31, 2007	$0.4	$0.0

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. We adopted SFAS No. 158 on December 31, 2006. SFAS No. 158 requires that we recognize all obligations related to defined benefit pensions and other postretirement benefits. This statement requires that we quantify the plans’ funding status as an asset or a liability with changes recorded to other comprehensive income on our consolidated balance sheets.
     SFAS No. 158 requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. The 2007 measurement date of the plans’ assets and obligations was December 31, 2007. We are also required to recognize as a component of accumulated other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost as explained in Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions.
     Based on the funded status of our defined benefit pension plan as of December 31, 2007, we reported an increase in our accumulated other comprehensive income of approximately $4.5 million net of $1.9 million of deferred income taxes and a decrease of approximately $6.4 million in accrued pension obligations. Accrued pension obligations are included in long-term liabilities on our consolidated balance sheet.
     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is as follows (in thousands):

	December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of period	$63,662	$59,500
Service cost	2,561	2,737
Interest cost	3,842	3,494
Benefits paid	(1,427)	(782)
Actuarial (gain) loss	(6,577)	(1,336)
Plan amendments	—	49

Benefit obligation at end of period	$62,061	$63,662

Change in plan assets:
Fair value at beginning of period	$42,747	$36,458
Actual return on plan assets	3,540	4,144
Employer contributions	1,470	2,927
Benefits paid	(1,428)	(782)

Fair value at end of period	$46,329	$42,747

	December 31,
	2007	2006
Development of net amount recognized:
Funded status	$(15,732)	$(20,915)
Unrecognized net prior service cost	—	—
Unrecognized actuarial loss	—	—

Net amount recognized	$(15,732)	$(20,915)

Amounts recognized in the statement of financial position:
Accrued pension cost	$(15,732)	$(20,915)

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Plan with accumulated benefit obligations in excess of plan assets were $62.1 million, $52.9 million and $46.3 million, respectively, as of December 31, 2007 and $63.7 million, $52.7 million and $42.7 million, respectively, as of December 31, 2006 .
     Net periodic pension costs consist of the following components (in thousands):

	Year Ended December 31,
	2007	2006	2005
Service cost benefits earned during the period	$2,561	$2,737	$3,545
Interest on prior year’s projected benefit obligation	3,842	3,494	3,114
Expected return on plan assets	(3,646)	(3,338)	(2,943)
Amortization of prior year service cost	—	—	—
Recognized curtailment loss	—	576	—
Recognized loss due to special term benefits	—	48	—

Net pension costs	$2,757	$3,517	$3,716

     Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2007	2006
Weighted average assumptions used to determine benefit obligations at December 31:
Measure date	12/31/2007	12/31/2006
Discount rate	6.64%	6.00%
Rates of increase in salary compensation level	3.50%	4.00%
Rates of increase in hourly compensation levels	3.50%	3.00%
Expected long-term rate of return on plan assets	8.75%	9.00%
Weighted average assumptions used to periodic benefit cost for years ended December 31:
Discount rate	6.00%	5.75%
Rates of increase in salary compensation level	4.00%	4.00%
Rates of increase in hourly compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	8.75%	9.00%
     The expected long-term rate of return on asset assumption was chosen from a range of likely results of compound average annual returns over a 20-year time horizon. The expected returns used in the model were based on historical equity and bond market returns during the period 1926 to 2004, as well as the Company’s present asset allocation.
     Plan Assets
     We maintain target allocation percentages among various asset classes based on investment policies established for the pension plan. The target allocation is designed to achieve long-term objectives of return, while limiting against downside risk and considering expected cash flows. Kraton Polymers U.S. LLC’s pension plan asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Percentage of Plan Assets at December 31
Asset Category	2007	2006
Equity Securities	64.2%	66.6%
Debt Securities	35.3%	33.1%
Other	0.5%	0.3%

Total	100.0%	100.0%

     Contributions
     We expect to contribute $9.5 million to our pension plan in 2008.
     Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2008	$1,494
2009	1,620
2010	1,789
2011	2,010
2012	2,223
Years 2013-2017	17,389

$26,525

     (b) Other Retirement Benefit Plans
     Certain employees are eligible to participate in a non-qualified defined benefit restoration plan and non-qualified defined contribution restoration plan (“benefit restoration plan”) which are intended to restore certain benefits under the defined benefit pension plan in the U.S. and the Kraton Savings Plan in the U.S., respectively, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. Our contributions to the benefit restoration plan for the years ended December 31, 2007, 2006 and 2005 were $0, $0 and $0.1 million, respectively. As of December 31, 2007 and 2006, amounts recognized in the statement of financial position as a component of long-term liabilities for the benefit restoration plan were $0.5 million and $0.4 million, respectively.
     We have established a defined benefit plan in The Netherlands designed to be equivalent to the plan previously provided by Shell Chemicals. Employer and employees contribute to this plan. The planned retirement age under the previous Shell Chemicals arrangement was 60 years of age. Under the terms of our plan, the normal retirement age has been established at 65 years of age. However, employees over the age of 35 as at March 1, 2001, will retain the retirement age of 60. For employees aged 35 years or under as of March 1, 2001, normal retirement age has been increased to 65 years, and we have established a separate defined contribution plan and contribute 2.75% of pensionable salary into this plan. The defined benefit plan is available for new employees with a retirement age of 65 years. The defined contribution plan is available to new employees on a voluntary basis. Only employee contributions will apply to the defined contribution plan. Our contributions to the defined benefit plan for the years ended December 31, 2007, 2006 and 2005 were $2.0 million, $1.2 million and $1.8 million, respectively.
     On March 1, 2001, we established a defined contribution plan in the United Kingdom. This plan applies only to employees who transferred from Shell Chemicals and these employees had the option to transfer a “Transfer Value” relating to their Shell Chemicals pension plan services to our plan. The employee and employer contribute to this plan. Employee contributions are 4% of base pay above the applicable upper earnings limit. Our contributions vary and were established on an individual basis to provide an equivalent benefit plan to the one previously offered by Shell Chemicals. There will be no additional members admitted to this plan. We also established a defined contribution plan for United Kingdom employees who joined us since March 1, 2001. Employees are required to contribute a minimum of 4% of their base salary into the Plan, and we contribute a minimum of 5%. Our contributions to the plan for the years ended December 31, 2007, 2006 and 2005, were $0.2 million, $0.3 million and $0.2 million, respectively.
     We have established a defined benefit plan in Japan designed to be equivalent to the plan previously provided by Shell Chemicals and covers substantially all Japan employees. Our contributions to the defined benefit plan for the years ended December 31, 2007, 2006 and 2005 were $0.02 million, $1.1 million and $0.1 million, respectively. As of December 31, 2007 and 2006, amounts recognized in the statement of financial position as a component of long-term liabilities for the defined benefit plan were $0.9 million and $0.6 million, respectively.
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
     SFAS No. 158 requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. The 2007 measurement date of the plans’ assets and obligations was December 31, 2007. We are also required to recognize as a component of accumulated other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost as explained in Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions.

     Based on the funded status of our postretirement benefit plan as of December 31, 2006, we reported an increase of approximately $0.5 million in accrued postretirement obligations.
     It has been determined that the plan’s retiree prescription plan is actuarially equivalent for the Medicare Part D subsidy. The accumulated postretirement benefit obligation for the year ended December 31, 2007 decreased approximately $3.6 million due to the inclusion of the Medicare Part D subsidy.
     Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial assumptions are as follows (in thousands):

	December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of period	$12,834	$8,967
Service cost	357	379
Interest cost	776	644
Benefits paid	(671)	(251)
Actuarial gain (loss)	45	3,095
Plan amendments	—	—

Benefit obligation at end of period	$13,341	$12,834

Reconciliation of plan assets (1):
Employer contributions	$671	$251
Benefits paid	(671)	(251)

	$—	$—

(1)	As part of the Ripplewood Transaction, Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. As of December 31, 2007 and 2006, we have recorded an asset of approximately $5.6 million as our estimate of the present value of this commitment, respectively.

	December 31,
	2007	2006
Development of net amount recognized:
Funded status	$(13,341)	$(12,834)
Unrecognized cost: Actuarial gain	—	—

Amount recognized in the statement of financial position	$(13,341)	$(12,834)

     Net periodic plan costs consist of the following components (in thousands):

	Year Ended December 31,
	2007	2006	2005
Service cost	$357	$379	$367
Interest cost	776	644	475
Recognized net actuarial gain	—	—	(4)
Restructuring costs	—	1,949	—

Net plan costs	$1,133	$2,972	$838

	December 31,
	2007	2006
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2007	12/31/2006
Discount rate	6.49%	6.00%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to net periodic benefit cost:
Discount rate	6.00%	5.75%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2007	2006
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	9.50%	8.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2012
     The discount rate for 2007 was based in part on the average Moody’s AA Corporate yield and the average Citigroup Pension Liability Index, which were 5.80% and 6.48%, respectively. The Fidelity Investments bond modeler was used to compare the expected future cash outflows to the bonds included in the indices noted above.
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1%-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$52	$(30)
Effect on postretirement benefit obligation	618	(325)
     The effect of adopting SFAS No. 158 on our consolidated balance sheet at December 31, 2006 was to increase (decrease) certain accounts, as it relates to pension and other postretirement benefits before income tax, as follows:

	December 31, 2006
	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(Millions of dollars)
Noncurrent deferred income tax assets	$5.3	$0.7	$6.0
Employee compensation and benefits	32.3	1.9	34.2
Accumulated other comprehensive income	—	(1.9)	(1.9)
     Amounts recognized in accumulated other comprehensive income before income tax, were as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(Millions of dollars)
Net actuarial loss	$0.7	$0.3
Prior service benefit	—	—

Total recognized in accumulated other comprehensive income	$0.7	$0.3

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

maximum of 100% of eligible earnings to this Plan, but cannot exceed the IRS maximum limit of $40,000 for the combined total of employee and employer contributions. Our contributions to the plan for the year ended December 31, 2007, 2006 and 2005, were $2.7 million, $3.5 million and $2.8 million, respectively.
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
     (f) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2007 and 2006 there were 14,670,000 and 15,367,500 options granted and outstanding, respectively. All options granted in fiscal 2005, fiscal 2006 and fiscal 2007 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.
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
     (g) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of December 31, 2007 and 2006, there were 1,931,250 and 2,056,250 profits units granted and not yet vested, respectively.
     (h) Kraton Polymers LLC Executive Deferred Compensation Plan
     On September 9, 2004, the Board of Directors adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 1,648,750 membership units for issuance pursuant to the Kraton Deferred Compensation Plan as of December 31, 2007, and 2,000,000 membership units for issuance pursuant to the Kraton Deferred Compensation Plan as of December 31, 2006.
(8) Commitments and Contingencies
     (a) Lease Commitments
     We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2007, are as follows: 2008 — $7.2 million; 2009 — 6.7 million; 2010 —6.5 million; 2011 — 3.2 million; 2012 — $6.1 million; and thereafter — $0.7 million. We recorded $8.5 million, $7.3 million and $7.2 million in rent expense for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2007, 2006 and 2005.
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
     We have business interruption insurance, which requires a minimum of 60 days of business interruption and satisfaction of a $5 million deductible before any benefit may be realized. We have received $0.9 million of insurance proceeds, representing full and final settlement of the business interruption insurance and recorded that amount as a gain in the year ended December 31, 2005.

(9) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at December 31, 2007 and 2006 (in thousands):

	2007
	Carrying
	Value	Fair Value
Term loans(1)	$338,465	$338,465
8.125% Notes	200,000	187,250

	2006
	Carrying
	Value	Fair Value
Term loans(1)	$382,113	$382,113
8.125% Notes	200,000	200,000

(1)	Due to the Term Loans having variable interest rates, the fair value approximates their carrying value.
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
     (a) Leases with Shell Chemicals and Basell
     Each of our manufacturing facilities located in Berre, France and Pernis, The Netherlands are located on property which is leased to us by Shell Chemicals affiliates under long-term arrangements. The land on which our manufacturing facility in Berre, France is located is leased to us by a Shell Chemicals affiliate under the terms of two 30-year leases beginning from January 1, 2000. Our manufacturing facility in Pernis, The Netherlands is leased to us by a Shell Chemicals affiliate under the terms of a sublease, which expires on June 30, 2024, with an option to renew until June 30, 2044. Our manufacturing facility in Wesseling, Germany is leased to us by Basell B.V. Group of Companies, or Basell, pursuant to a business lease agreement for a term of 30 years commencing on March 31, 2000.
     Shell Chemicals leases to us, and provides services at, the research and development sites in Louvain-la-Neuve, Belgium. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination was March 31, 2007. We relocated most of the research and development activity and related equipment to Amsterdam, The Netherlands during January 2007. In late 2005, our research and development activities in The Netherlands were relocated to a new leased facility (through 2010) that is not owned by Shell Chemicals and is located in Amsterdam, The Netherlands. We lease from Shell Chemicals space in Shell Chemicals’ Westhollow Technology Center in Houston, Texas. This lease terminates in 2011.
     These lease agreements are all at negotiated arm’s length prices.
     (b) Operating Agreements with Shell Chemicals and Basell

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
     These operating agreements are at negotiated arm’s length prices.
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
     (e) Infineum
     We have entered into several commercial agreements with Infineum, a joint venture between Shell Chemicals and ExxonMobil, related to: (1) the sharing by Infineum of certain production capacity at our Belpre, Ohio manufacturing facility; and (2) our production of certain additives for Infineum at our Belpre, Ohio and our Berre, France manufacturing facilities. The Belpre, Ohio agreements have a 30-year term, and the Berre, France agreement has a term ending in December, 2010.
(11) Related Party Transactions
     Related-party transactions between us and our 50% equity investment in a manufacturing joint venture at our Kashima site are as follows:
     (a) Related-Party Amounts
     The aggregate amounts of related-party transactions were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Sales to related parties	$1,210	$1,117	$2,327
Purchases from related parties	$39,741	$33,394	$37,008

     (b) Other
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
(12) Member’s Equity
     Our capitalization is governed by an Amended and Restated Limited Liability Company Agreement dated as of February 28, 2001, as amended to date, or the LLC Agreement. Our membership interests authorized by the LLC Agreement are 1,000 Units. At December 31, 2007 and 2006, 100 units were issued and outstanding with no stated value and owned by Polymer Holdings LLC.
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
     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, equipment, and are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net Revenues:
United States	$366,048	$366,783	$399,554
Germany	145,649	123,054	98,666
Japan	53,479	58,631	57,848
Italy	51,569	56,938	50,638
The Netherlands	49,334	55,013	42,586
United Kingdom	38,364	39,823	30,182
Brazil	36,732	31,920	27,001
China	33,956	32,821	19,691
Belgium	30,751	29,520	6,039
France	30,358	26,094	39,333
Poland	22,604	18,069	15,553
Canada	22,300	25,279	25,605
Taiwan	20,196	14,661	16,436
Thailand	14,916	15,192	11,756
Turkey	14,432	13,607	10,676
Argentina	14,109	13,727	12,472
Sweden	12,418	9,860	9,357
Austria	9,973	7,395	7,147
Mexico	9,460	8,419	7,980
Republic of Korea	8,877	5,905	5,100
Australia	8,856	10,135	9,116

	Year Ended December 31,
	2007	2006	2005
Denmark	8,795	6,443	4,257
Hong Kong	8,369	8,609	5,878
All other countries	78,042	70,223	62,720

	$1,089,587	$1,048,121	$975,591

	December 31,
	2007	2006	2005
Long-lived Assets:
United States	$298,979	$283,171	$270,639
Germany	40,406	32,506	26,011
Japan	3,743	3,225	3,342
Italy	28	25	22
France	111,441	100,476	91,593
The Netherlands	34,454	29,436	23,732
Brazil	56,721	48,485	30,008
United Kingdom	133	133	968
China	2,119	54	4
All other countries	11,889	11,451	11,843

	$559,913	$508,962	$458,162

     During the years ended December 31, 2007, 2006 and 2005, no single customer accounted for 10% or more of our net revenues.
(14) Subsequent Event
     On January 14, 2008 the Board of Directors appointed Kevin M. Fogarty as President and Chief Executive Officer, succeeding George B. Gregory. On the same date, the Board of Directors appointed David A. Bradley as Chief Operating Officer. In addition, the Company announced the appointment of Stephen E. Tremblay to the position of Vice President and Chief Financial Officer on January 21, 2008 and of Stephen W. Duffy as Vice President, General Counsel and Secretary on February 4, 2008. Costs related to these appointments as well as severance associated with former executives are expected to total approximately $5.3 million in 2008.
(15) Supplemental Guarantor Information
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

Balance Sheets

	As of December 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	11,152	$37,125	—	$48,277
Receivables, net of allowance	—	50,134	90,187	—	140,321
Due from related parties	1,873	19,856	6,291	(28,020)	—
Inventories of products, net	—	124,052	138,772	(6,501)	256,323
Inventories of materials and supplies, net	—	6,817	5,353	—	12,170
Other current assets	2,172	1,671	8,561	—	12,404

Total current assets	4,045	213,682	286,289	(34,521)	469,495
Property, plant and equipment, less accumulated depreciation	104,945	166,948	130,377	—	402,270
Identifiable intangible assets, less accumulated amortization	29,418	—	46,938	—	76,356
Investment in consolidated subsidiaries	807,543	—	—	(807,543)	—
Investment in unconsolidated joint venture	813	—	9,513		10,326
Deferred financing costs	10,323	—	—	—	10,323
Other long-term assets	97,301	400,861	16,997	(499,035)	16,124

Total assets	$1,054,388	$781,491	$490,114	$(1,341,099)	$984,894

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	—	—	—	$3,445
Accounts payable-trade	2,700	48,030	52,222	—	102,952
Other payables and accruals	13,503	17,988	24,325	—	55,816
Due to related parties	—	6,291	46,234	(28,020)	24,505
Deferred income taxes	—	—	9,827	—	9,827
Insurance note payable	494	—	—	—	494

Total current liabilities	20,142	72,309	132,608	(28,020)	197,039
Long-term debt, net of current portion	535,020	—	—	—	535,020
Deferred income taxes	(52,048)	84,417	7,074	—	39,443
Long-term liabilities	405,552	22,980	101,185	(499,035)	30,682

Total liabilities	908,666	179,706	240,867	(527,055)	802,184

Commitments and contingencies (note 8)	—	—	—	—	—
Member’s equity:
Common equity	145,722	621,110	190,361	(814,044)	143,149
Accumulated other comprehensive income	—	(19,325)	58,886	—	39,561

Total member’s equity	145,722	601,785	249,247	(814,044)	182,710

Total liabilities and member’s equity	$1,054,388	$781,491	$490,114	$(1,341,099)	$984,894

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,850	$29,751	$—	$43,601
Receivables, net of allowance	3,509	47,194	97,259	(12,025)	135,937
Inventories of products, net	—	141,164	119,514	(3,893)	256,785
Inventories of materials and supplies, net	—	6,615	4,288	—	10,903
Other current assets	3,659	1,022	8,627	—	13,308
Deferred income taxes	—	8,665	(6,734)	—	1,931

Total current assets	7,168	218,510	252,705	(15,918)	462,465
Property, plant and equipment, less accumulated depreciation	117,519	169,727	116,497	—	403,743
Identifiable intangible assets, less accumulated amortization	37,820	—	48,811	—	86,631
Investment in consolidated subsidiaries	795,168	—	—	(795,168)	—
Investment in unconsolidated joint venture	813	—	8,563	—	9,376
Deferred financing costs	13,038	—	—	—	13,038
Other long-term assets	97,657	338,894	7,314	(429,965)	13,900

Total assets	$1,069,183	$727,131	$433,890	$(1,241,051)	$989,153

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,850	$—	$—	$—	$3,850
Accounts payable-trade	2,900	23,432	42,608	—	68,940
Other payables and accruals	7,605	16,415	29,110	—	53,130
Due to related parties	—	704	20,672	(12,025)	9,351
Insurance note payable	739	—	—	—	739

Total current liabilities	15,094	40,551	92,390	(12,025)	136,010
Long-term debt, net of current portion	578,263	—	—	—	578,263
Deferred income taxes	(43,583)	72,164	11,526	—	40,107
Long-term liabilities	333,435	34,158	97,404	(429,965)	35,032

Total liabilities	883,209	146,873	201,320	(441,990)	789,412

Commitments and contingencies (note 8)
Member’s equity:
Common equity	184,111	581,453	217,608	(799,061)	184,111
Accumulated other comprehensive income	1,863	(1,195)	14,962	—	15,630

Total member’s equity	185,974	580,258	232,570	(799,061)	199,741

Total liabilities and member’s equity	$1,069,183	$727,131	$433,890	$(1,241,051)	$989,153

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Operations

	For the Year Ended December 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$545,203	$669,809	$(148,968)	$1,066,044
Other	—	—	23,543	—	23,543

Total revenues	—	545,203	693,352	(148,968)	1,089,587
Costs and expenses:
Cost of goods sold	2,728	458,148	626,648	(148,968)	938,556

Gross profit	(2,728)	87,055	66,704	—	151,031
Research and development expenses	—	7,851	17,014	—	24,865
Selling, general and administrative expenses	(193)	39,612	29,601	—	69,020
Depreciation	19,687	20,299	11,931	—	51,917
Earnings in consolidated subsidiaries	(22,273)	—	—	22,273	—
Earnings in unconsolidated joint venture	—	—	(626)	—	(626)
Interest, net	45,954	(9,480)	6,986	—	43,460

Income (loss) before income taxes	(45,903)	28,773	1,798	(22,273)	(37,605)
Income tax benefit provision	2,160	(4,681)	(3,617)	—	(6,138)

Net income (loss)	$(43,743)	$24,092	$(1,819)	$(22,273)	$(43,743)

	For the Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$514,994	$654,155	$(153,383)	$1,015,766
Other	—	216	32,139	—	32,355

Total revenues	—	515,210	686,294	(153,383)	1,048,121
Costs and expenses:
Cost of goods sold	(1,900)	415,837	583,172	(153,383)	843,726

Gross profit	1,900	99,373	103,122	—	204,395
Research and development expenses	—	14,153	10,445	—	24,598
Selling, general and administrative expenses	—	42,840	30,936	—	73,776
Depreciation and amortization of identifiable intangibles	16,199	19,202	8,173	—	43,574
Earnings in consolidated subsidiaries	(30,612)	—	—	30,612	—
Earnings in unconsolidated joint venture	—	—	(168)	—	(168)
Interest, net	41,643	(9,063)	7,967	—	40,547

Income (loss) before income taxes	(25,330)	32,241	45,769	(30,612)	22,068
Income tax (provision) benefit	21,772	(27,471)	(19,927)	—	(25,626)

Net income (loss)	$(3,558)	$4,770	$25,842	$(30,612)	$(3,558)

	For the Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$523,567	$562,740	$133,386)	$952,921
Other	—	425	22,245	—	22,670

Total revenues	—	523,992	584,985	(133,386)	975,591
Costs and expenses:
Cost of goods sold	4,939	404,664	489,795	(133,386)	766,012

Gross profit	(4,939)	119,328	95,190	—	209,579
Research and development expenses	—	12,933	13,219	—	26,152
Selling, general and administrative expenses	—	44,571	28,160	—	72,731
Depreciation and amortization of identifiable intangibles	18,390	18,396	7,304	—	44,090
Earnings in consolidated subsidiaries	(60,245)	—	—	60,245	—
Earnings in unconsolidated joint venture	—	—	(1,516)	—	(1,516)
Interest, net	36,657	(7,624)	4,910	—	33,943

Income (loss) before income taxes	259	51,052	43,113	(60,245)	34,179
Income tax (provision) benefit	22,401	(18,101)	(15,819)	—	(11,519)

Net income (loss)	$(22,660)	$32,951	$27,294	$(60,245)	$22,660

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Condensed Cash Flows

	For the Year Ended December 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(25,177)	$84,956	$21,958	$—	$81,737
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(18,584)	(10,086)	—	(28,670)

Net cash used in investing activities	—	(18,584)	(10,086)	—	(28,670)

Cash flows provided by (used in) financing activities:
Proceeds from debt	48,500	—	—	—	48,500
Repayment of debt	(92,148)	—	—	—	(92,148)
Cash dividend to parent	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Net proceeds from insurance note payable	(245)	—	—	—	(245)
Proceeds from (payments on) intercompany loans	69,070	(69,070)	—	—	—

Net cash provided by (used in) financing activities	25,177	(69,070)	—	—	(43,893)

Effect of exchange rate difference on cash	—	—	(4,498)	—	(4,498)

Net increase (decrease) in cash and cash equivalents	—	(2,698)	7,374	—	4,676
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$11,152	$37,125	$—	$48,277

	For the Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(44,782)	$22,183	$21,322	$—	$(1,277)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(15,325)	(22,556)	—	(37,881)

Net cash used in investing activities	—	(15,325)	(22,556)	—	(37,881)

Cash flows provided by (used in) financing activities:
Proceeds from debt	123,008	—	—	—	123,008
Repayment of debt	(3,558)	—	—	—	(3,558)
Cash dividend to parent	(129,533)	—	—	—	(129,533)
Deferred financing costs	(2,678)	—	—	—	(2,678)
Net proceeds from insurance note payable	739	—	—	—	739
Proceeds from (payments on) intercompany loans	56,804	(47,949)	(8,855)	—	—

Net cash provided by (used in) financing activities	44,782	(47,949)	(8,855)	—	(12,022)

Effect of exchange rate difference on cash	—	—	(6,153)	—	(6,153)

Net increase (decrease) in cash and cash equivalents	—	(41,091)	(16,242)	—	(57,333)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$13,850	$29,751	$—	$43,601

	For the Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(42,419)	$86,408	$25,353	$—	$69,342
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(12,091)	(6,603)	—	(18,694)

Net cash used in investing activities	—	(12,091)	(6,603)	—	(18,694)

Cash flows provided by (used in) financing activities:
Repayment of debt	(2,680)	—	—	—	(2,680)
Proceeds from (payments on) intercompany loans	45,099	(35,357)	(9,742)	—	—

Net cash provided by (used in) financing activities	42,419	(35,357)	(9,742)	—	(2,680)

Effect of exchange rate difference on cash	—	—	6,609	—	6,609

Net increase (decrease) in cash and cash equivalents	—	38,960	15,617	—	54,577
Cash and cash equivalents at beginning of period	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$54,941	$45,993	$—	$100,934

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Kraton Polymers LLC:
     Under date of March 31, 2008, we reported on the consolidated balance sheets of Kraton Polymers LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in Kraton Polymers LLC’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statement, we also audited the related financial statement schedule included in the Company’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of Kraton Polymers LLC’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
     In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in notes 2, 6 and 7 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation plans as of January 1, 2006, its method of accounting for uncertain tax positions as of January 1, 2007 and its method of accounting for defined benefit and other postretirement plans as of December 31, 2006.
/s/ KPMG LLP
Houston, Texas
March 31, 2008

Schedule II
Kraton Polymers LLC
Valuation Accounts
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Balance	Charged to		Balance
	at Beginning	Costs and		at End of
	of Period	Expenses	Deductions	Period
Allowance for Doubtful Accounts
Year ended December 31, 2007	$2,157	$81	$(696)	$1,542
Year ended December 31, 2006	1,013	1,382	(238)	2,157
Year ended December 31, 2005	750	936	(673)	1,013

	Balance	Charged to		Balance
	at Beginning	Costs and		at End of
	of Period	Expenses	Deductions	Period
Inventory Reserves
Year ended December 31, 2007	$4,215	$2,994	$(2,454)	$4,755
Year ended December 31, 2006	5,026	9,250	(10,061)	4,215
Year ended December 31, 2005	2,107	7,773	(4,764)	5,026

EXHIBIT INDEX
ITEM 15. EXHIBITS.
     The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated in this registration statement by reference.

Exhibit
No.	Description of Exhibits
2.1	Amended and Restated Agreement and Plan of Merger dated November 5, 2003, among Ripplewood Chemical Holding LLC, Kraton Polymers LLC, Polymer Holdings LLC and Polymer Acquisition LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 2.1 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

3.1	Certificate of Formation of Ripplewood Chemical Acquisition LLC dated August 24, 2000 (incorporated by reference from Exhibit 3.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.2	Certificate of Amendment to the Certificate of Formation of Ripplewood Chemical Acquisition LLC dated December 11, 2000, changing the name to RK Polymers LLC (incorporated by reference from Exhibit 3.2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.3	Certificate of Amendment to the Certificate of Formation of RK Polymers LLC dated February 28, 2001, changing the name to Kraton Polymers LLC (incorporated by reference from Exhibit 3.3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.4	Second Amended and Restated Limited Liability Company Agreement of Kraton Polymers LLC dated March 31, 2004 (incorporated by reference from Exhibit 3.4 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.5	Certificate of Formation of TPG Polymer Holdings, LLC dated October 28, 2003 (incorporated by reference from Exhibit 3.1 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.6	Amended and Restated Certificate of Formation of TPG Polymer Holdings, LLC dated November 24, 2003, changing name to Polymer Holdings LLC (incorporated by reference from Exhibit 3.2 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.7	Amended and Restated Limited Liability Company Agreement of Polymer Holdings LLC, dated December 23, 2003 (incorporated by reference from Exhibit 3.3 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.1	Indenture dated as of December 23, 2003, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as trustee, relating to the 8.125% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.2	Form of 8.125% Senior Subordinated Notes due 2014 of Kraton Polymers LLC and Kraton Polymers Capital Corporation (included as Exhibit A1 to the Indenture filed as Exhibit 4.1) (1)

4.3	Exchange and Registration Rights Agreement dated December 23, 2003, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein, Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference from Exhibit 4.3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005) (incorporated by reference from Exhibit 4.1 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.4	Pledge and Security Agreement dated December 23, 2003, among Kraton Polymers LLC, Polymer Holdings LLC, Kraton Polymers Capital Corporation, Elastomers Holdings LLC, Kraton Polymers U.S. LLC, as Grantors and UBS AG, Stanford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.4 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.5	Credit and Guaranty Agreement dated December 23, 2003, among Kraton Polymers LLC, as Borrower, Polymer Holdings LLC, certain subsidiaries of Kraton Polymers LLC, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent, UBS AG, Stanford Branch, as Administrative Agent and Collateral Agent and Morgan Stanley Senior Funding Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch and General Electric Capital Corporation, as Documentation Agents (incorporated by reference from Exhibit 4.5(a) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

Exhibit
No.	Description of Exhibits
4.6	Amendment No. 1 to the Credit and Guaranty Agreement dated as of March 4, 2004 (incorporated by reference from Exhibit 4.5(b) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.7	Amendment No. 2 to the Credit and Guaranty Agreement dated as of October 21, 2004 (incorporated by reference from Exhibit 4.5(c) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.8	Amendment No. 3 to the Credit and Guaranty Agreement dated as of February 16, 2006, among Kraton, each of the Guarantors listed on the signature pages attached thereto, the Lenders, and UBS AG, Stamford Branch (incorporated by reference from Exhibit 10.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

4.9	Amendment No. 4 to the Credit and Guaranty Agreement dated as of May 12, 2006, by and among Kraton; Polymer Holdings and certain subsidiary companies; Goldman Sachs Credit Partners L.P.; UBS AG, Stamford Branch; Morgan Stanley Senior Funding Inc.; Credit Suisse, Cayman Island Branch; and General Electric Capital Corporation (incorporated by reference from Exhibit 10.3 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

4.10	Amendment No. 5 to the Credit and Guaranty Agreement dated December 15, 2006, between the Company, the Guarantors, the Administrative Agent and the Lenders (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 21, 2006)

4.11	Joinder Agreement dated June 7, 2006, between the Lender, the Company, the Guarantors and the Administrative Agent (incorporated by reference from Exhibit 10.3 to Kraton’s Current Report on Form 8-K filed with the Commission on June 7, 2006)

10.1	Employment Agreement dated November 1, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.5 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.1(a)	Amendment No. 2 to the Employment Agreement dated April 9, 2007, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.1(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

10.2	Notional Unit Award Grant Agreement dated September 10, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.6 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.3	Profits Unit Award Agreement dated September 10, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.7 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.4	Letter Agreement dated March 17, 2005, between Kraton Management LLC and George Gregory (incorporated by reference from Exhibit 10.08(b) to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.5	Employment Agreement dated April 12, 2004, between Richard A. Ott and Kraton Polymers LLC (incorporated by reference from Exhibit 10.20 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.5(a)	Amendment No. 2 to the Employment Agreement dated April 9, 2007, between Richard A. Ott and Kraton Polymers LLC (incorporated by reference from Exhibit 10.5(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

10.6	Profits Unit Award Agreement dated September 10, 2004, between Richard Ott and Kraton Polymers LLC (incorporated by reference from Exhibit 10.22 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.7	Employment Agreement dated April 12, 2004, between Joseph J. Waiter, and Kraton Polymers LLC (incorporated by reference from Exhibit 10.23 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.8	Profits Unit Award Agreement dated September 10, 2004, between Joseph Waiter and Kraton Polymers LLC (incorporated by reference from Exhibit 10.25 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.9	Employment Agreement dated March 8, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.26 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.9(a)	Amendment No. 3 to the Employment Agreement dated April 9, 2007, between David Bradley and Kraton Polymers

Exhibit
No.	Description of Exhibits
LLC (incorporated by reference from Exhibit 10.9(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

10.10	Profits Unit Award Agreement dated September 10, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.28 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.11	Restricted Unit Award Grant Agreement dated September 10, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.29 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.12	Restricted Unit Award Grant Agreement dated as of March 17, 2005, between Kraton Polymers LLC and David Bradley (incorporated by reference from Exhibit 10.29(a) to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.13	Employment Agreement dated as of March 2, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.52 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.14	Notional Unit Award Grant Agreement dated as of March 17, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.53 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.15	Profits Unit Award Agreement dated as of March 17, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.55 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.16	Employment Agreement dated November 9, 2005, between Kraton and Kevin M. Fogarty (incorporated by reference from Exhibit 10.3 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.16(a)	Amendment No. 2 to the Employment Agreement dated April 9, 2007, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference from Exhibit 10.16(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

10.17	Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin Fogarty and Kraton Polymers LLC (incorporated by reference from Exhibit 10.56 to Amendment No. 3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on August 29, 2005)

10.18	Profits Unit Award Agreement dated July 15, 2005, between Kevin Fogarty and Kraton Management LLC (incorporated by reference from Exhibit 10.58 to Amendment No. 3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on August 29, 2005)

10.19	Employment Agreement dated as of December 15, 2005, between Kraton Polymers LLC and Raymond Guba (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 16, 2005)

10.20	Profit Unit Award Agreement Dated October 24, 2005, between Kraton Management LLC and Raymond K. Guba (incorporated by reference from Exhibit 10.5 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.21	Notional Unit Award Grant Agreement dated October 24, 2005, between Kraton Polymers LLC and Raymond K. Guba (incorporated by reference from Exhibit 10.6 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.21(a)	Separation Agreement and General Release and Waiver dated October 26, 2006, between the Company and Raymond K. Guba (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

10.22	Kraton Polymers LLC Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.30 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.23	TJ Chemical Holdings LLC 2004 Option Plan and Form of Option Grant Agreement (incorporated by reference from Exhibit 10.31 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.24	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Raffinaderij B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.32 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.25	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been

Exhibit
No.	Description of Exhibits
omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.33 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.26	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Shell Chimie S.A. and Kraton Polymers France S.A.S. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.34 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.27	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.35 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.28	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers France S.A.S. and Shell Chimie S.A. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.36 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.29	Production Agreement dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.37 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.30	Amended and Restated Belpre Facility Sharing and Operating Agreement dated July 1, 1999, among Infineum USA LP, Shell Oil Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.38 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.31	Styrene Sales Contract dated August 30, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.39 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.32	Agreement dated January 31, 2000, between Shell Hydrocarbures et Derives S.A.S. and Kraton Polymers France S.A.S. for common reception and storage of Styrene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.40 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.33	Multi-Site Agreement for the supply of Styrene Monomer dated February 28, 2001, among Shell Nederland Chemie B.V., Shell Chimie S.A. and Kraton Polymers Nederland BV (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.41 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.34	Butadiene Sales Contract dated September 11, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.42 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.35	1,3-Butadiene Agreement dated October 1, 1999, between Shell Chimie S.A. and Kraton Polymers France S.A.S. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.43 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.36	Deed of Novation dated December 20, 2005, between Shell Chemical Europe B.V., Shell Pétrochimie Méditerranée S.A.S., Basell Polyoléfines France S.A.S. and Kraton Polymers France S.A.S (incorporated by reference from Exhibit 10.36 to Kraton’s Annual Report on Form 10-K filed with the Commission on March 30, 2006)

10.37	1,3-Butadiene Agreement dated December 1, 1999, between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.44 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.38	Sales Contract dated September 11, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.45 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.39	Agreement dated February 28, 2001, between Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. for the

Exhibit
No.	Description of Exhibits
supply of Isoprene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.46 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.39(a)	Letter Amendment No. 2 (and by reference Amendment No. 1) to the Agreement dated February 28, 2001, between Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. for the supply of Isoprene Monomer, dated December 10, 2007, between Shell Chemicals Europe B.V. and Kraton Polymers Nederland P.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.40	Manufacturing Facility Lease dated August 24, 2000, between Shell Chemie and Kravis (Berre-Kraton D) (incorporated by reference from Exhibit 10.47 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.41	Manufacturing Facility Lease dated August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference from Exhibit 10.48 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.42	Business Lease dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.49 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.43	Amendment to the Business Lease dated March 31, 2000, between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (incorporated by reference from Exhibit 10.49(a) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.44	Contribution Agreement dated February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.50 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.45	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappil B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.51 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.46	Sales Contract dated April 25, 2006, between Kraton Polymers U.S. LLC and Shell Chemical LP. (incorporated by reference from Exhibit 10.2 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

10.47	Employment Agreement dated April 9, 2007, between Kraton Polymers LLC and Nicholas G. Dekker (incorporated by reference from Exhibit 10.47 to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

10.47(a)	Amendment No. 1 to the Employment Agreement dated as of December 19, 2007, between Kraton Polymers LLC and Nicholas G. Dekker (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.48	Tripartite Agreement dated April 9, 2007, among Kraton Polymers LLC, Nicholas G. Dekker and Kraton Polymers France SAS (incorporated by reference from Exhibit 10.48 to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

10.48(a)	Amendment No. 1 to the Tripartite Agreement dated as of December 19, 2007, between Kraton Polymers LLC, Nicholas G. Dekker and Kraton Polymers France SAS (incorporated by reference from Exhibit 99.2 to Kraton’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.49	Notional Unit Award Grant Agreement dated November 30, 2005, between the Company and Nicholas G. Dekker (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.50	Profit Unit Award Agreement dated October 6, 2006, between Management LLC and Nicholas G. Dekker. (incorporated by reference from Exhibit 10.2 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.51	Form of Amendment No. 1 to the Employment Agreement of Executive Officers (incorporated by reference from Exhibit 10.3 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.52	Form of Amendment No. 2 to the Employment Agreement of Executive Officers (incorporated by reference from Exhibit 10.4 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.53	Form of Amendment No. 1 to the Profits Unit Award Agreement (incorporated by reference from Exhibit 10.5 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.54	Agreement for Adjustment and Termination of Services under Kraton/SNC SUMFs and OMS Agreements at Pernis dated as of June 28, 2007 by and among Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. (incorporated by reference from Exhibit 10.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007)

Exhibit
No.	Description of Exhibits
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges*

21.1	List of Significant Subsidiaries (incorporated by reference from Exhibit 21.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.