Form 10-Q
period 2008-03-31
Kraton Polymers LLC
filed 2008-05-13
CIK 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-123747
Kraton Polymers LLC
(Exact name of Register as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2805249 (I.R.S. Employer Identification No.)
15710 John F. Kennedy Blvd. Suite 300, Houston, TX 77032
(Address of Principal Executive Offices) (Zip Code)
281-504-4700
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑

FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, in press releases and other written materials, and in oral statements made by our officers, directors or employees to third parties. All statements, other than statements of historical fact, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the specialty chemicals industry, changes in prices of raw materials used in our business, changes in levels of consumer spending or preferences, overall economic conditions, the level of our indebtedness and exposure to interest rate and currency fluctuations, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured, and other risks and uncertainties described in this report and the Company’s other reports and documents. These statements are based on current plans, estimates, beliefs and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Kraton Polymers LLC
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(In thousands of U.S. dollars)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,533	$48,277
Receivables, net of allowances of $1,539 and $1,542	168,204	140,321
Inventories of products, net	286,479	256,323
Inventories of materials and supplies, net	12,821	12,170
Other current assets	17,101	12,404

Total current assets	492,138	469,495
Property, plant and equipment, less accumulated depreciation of $173,899 and $157,643	400,607	402,270
Identifiable intangible assets, less accumulated amortization of $30,945 and $29,205	74,617	76,356
Investment in unconsolidated joint venture	10,999	10,326
Deferred financing costs	9,822	10,323
Other long-term assets	15,874	16,124

Total assets	$1,004,057	$984,894

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$3,445
Accounts payable-trade	112,842	102,952
Other payables and accruals	47,183	55,816
Due to related party	20,447	24,505
Deferred income taxes	9,015	9,827
Insurance note payable	4,301	494

Total current liabilities	197,233	197,039
Long-term debt, net of current portion	534,159	535,020
Deferred income taxes	39,961	39,443
Long-term liabilities	31,131	30,682

Total liabilities	802,484	802,184
Commitments and contingencies (note 9)
Member’s equity:
Common equity	144,509	143,149
Accumulated other comprehensive income	57,064	39,561
Total member’s equity	201,573	182,710

Total liabilities and member’s equity	$1,004,057	$984,894

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(In thousands of U.S. dollars)
(Unaudited)

	March 31, 2008	March 31, 2007
Revenues
Sales	$256,288	$240,502
Other	10,573	6,324

Total revenues	266,861	246,826
Costs of goods sold	218,076	214,501

Gross profit	48,785	32,325
Research and development expenses	7,918	6,523
Selling, general, and administrative expenses	25,455	17,009
Depreciation and amortization of identifiable intangibles	14,652	12,050
Earnings in unconsolidated joint venture	(61)	(230)
Interest expense, net	10,385	10,730

Loss before income taxes	(9,564)	(13,757)
Income tax benefit	154	561

Net loss	$(9,410)	$(13,196)

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(In thousands of U.S. dollars)
(Unaudited)

	March 31,	March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss	$(9,410)	$(13,196)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of identifiable intangibles	14,652	12,050
Amortization of deferred financing costs	501	534
Loss on disposal of fixed assets	—	193
(Undistributed) distributed earnings in joint venture	980	(230)
Deferred tax expense (benefit)	155	(1,361)
Non-cash compensation related to equity awards	770	620
Decrease (increase) in working capital:
Accounts receivable	(22,505)	(5,732)
Due to related party	(3,305)	(335)
Inventories of products, materials and supplies	(23,775)	(6,600)
Other assets	(4,141)	(5,641)
Accounts payable-trade, other payables and accruals, and long-term liabilities	(4,223)	26,133

Net cash provided by (used in) operating activities	(50,301)	6,435

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(3,173)	(4,704)
Proceeds from sale of property, plant and equipment	—	17

Net cash used in investing activities	(3,173)	(4,687)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings under debt obligations	55,000	—
Repayment of debt obligations	(55,861)	(963)
Net proceeds from insurance note payable	3,807	4,032
Proceeds from cash contribution from member	10,000	—

Net cash provided by financing activities	12,946	3,069
Effect of exchange rate differences on cash	(216)	(658)

Net increase (decrease) in cash and cash equivalents	(40,744)	4,159
Cash and cash equivalents, beginning of period	48,277	43,601

Cash and cash equivalents, end of period	$7,533	$47,760

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$3,070	$1,177
Cash paid during the period for interest	$14,910	$10,087
See accompanying notes to consolidated financial statements.

Kraton Polymers LLC
Notes to Consolidated Financial Statements
(Unaudited)
(1) Summary of Significant Accounting Policies
     (a) Organization and Description of Business
     Kraton Polymers LLC, or Kraton, together with its direct and indirect subsidiaries, unless otherwise indicated, are collectively referred to as “we” “our,” “ours,” and “us,” and is the parent of Elastomers Holdings LLC (holding company of Kraton’s United States operations), Kraton Polymers Holdings B.V. (holding company of the rest of our world operations) and Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or Polymer Holdings, own 100% of our equity interests. TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymers Holdings. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of the parallel investment entities of said parties, entities affiliated with or managed by J.P. Morgan Partners, LLC and affiliates and Kraton Management LLC.
     We manufacture styrenic block copolymers, or SBCs, at our manufacturing facilities in six countries: Belpre, Ohio, United States; Wesseling, Germany; Berre, France; Pernis, The Netherlands; Paulinia, Brazil; and our joint venture in Kashima, Japan. SBCs are highly engineered synthetic elastomers which are used in a wide variety of products to impart flexibility, resilience, strength, durability, and processability. We generally sell our products to customers for use in industrial and consumer applications. We currently report our operations, both internally and externally, as a single business segment based on how we review our operating results and how we make decisions about allocating resources and assessing performance for the entire company.
     (b) Basis of Presentation
     The consolidated financial statements presented herein are for Kraton and its consolidated subsidiaries, each of which is a wholly-owned subsidiary.
     The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified in the prior period to conform to the current period presentation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Our financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from these estimates.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in Kraton’s Form 10-K for the year ended December 31, 2007. The accompanying consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.
     (c) Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements over business combinations and its effects. The guidance of SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential effect of SFAS No. 141R on our consolidated financial statements will be dependent upon future business combinations.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Effective January 1, 2008, we adopted SFAS No. 159 with no material impact on our consolidated financial statements.
     In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Accounts — an Amendment of SFAS No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The guidance of SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the potential effect of SFAS No. 161 on our financial position, results of operations and cash flows.
(2) Share-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123R), which is a revision of FASB Statement No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified-prospective method. Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes Merton option-pricing model to estimate the grant-date fair value of share based awards. SFAS No. 123(R) addresses all forms of share-based compensation including stock options and restricted stock. SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows. See footnote 10.
     We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method.
     Information pertaining to option activity for the three months ended March 31, 2008 is as follows (number of options in thousands):

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2007	14,670	$1.00
Granted	—	—
Exercised	—	—
Cancelled	(2,463)	1.00

Outstanding at March 31, 2008	12,207	$1.00

(3) Restructuring Activities
     As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring projects.
     We restructured our Westhollow Technical Center and our research and technical service organizations to better align our research and product development capabilities with our customers’ market development priorities going forward. As a result, we recorded a liability for restructuring costs of $1.7 million in the first quarter of 2008. The costs were recorded in research and development expenses in the March 31, 2008 consolidated statements of operations. We currently expect that substantially all of the cash expenditures will be paid by the end of the first quarter of 2009.
     On September 20, 2007, we decided to exit the SIS plant at our Pernis facility. SIS production formerly conducted at the Pernis location is now performed at our other production facilities. The plan began in the fourth quarter of 2007 and is expected to be completed in the second quarter of 2008. In September 2007, we recorded a liability associated with the exit plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consisted of future cash expenditures. We anticipate that substantially all of the cash expenditures will be paid by the end of 2008.

     As of March 31, 2008, there was a total net liability of approximately $3.2 million, of which $1.9 million is related to unpaid severance costs which are expected to be paid by the end of the first quarter of 2009. Of the exit activity cost of approximately $1.3 million, $1.0 million is associated with the exit of the SIS plant at our Pernis, the Netherlands facility, which is expected to be paid in 2008. The remaining $0.3 million is associated with the closure of our office in London, United Kingdom and is expected to be paid over the next several years ending in the second quarter of 2011. The following table summarizes the activities related to the Company’s restructuring liability by component (in thousands):

	Severance	Exit Activity
	Costs	Costs	Total
Reserve balance at December 31, 2007	$294	$2,402	$2,696
Accruals	1,700	—	1,700
Cash payments	(90)	(1,121)	(1,211)

Reserve balance at March 31, 2008	$1,904	$1,281	$3,185

(4) Detail of Certain Balance Sheet Accounts
     The components of inventories of products and other payables and accruals are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Inventories of products, net:
Finished products	$243,942	$212,125
Work in progress	4,364	3,858
Raw materials	38,173	40,340

	$286,479	$256,323

Other payables and accruals:
Employee related	$15,714	$12,178
Interest	9,399	13,680
Property and other taxes	2,672	3,735
Customer rebates	4,340	6,561
Income taxes payable	185	4,643
Other	14,873	15,019

	$47,183	$55,816

(5) Comprehensive Income (Loss)
     The components of comprehensive income (loss) included the following (in thousands):

	Three Months Ended
	March 31
	2008	2007

Net loss	$(9,410)	$(13,196)
Foreign currency adjustments	18,913	3,639
Unrealized loss on interest rate swaps, net of tax	(1,410)	(447)

Total comprehensive (loss) income	$8,093	$(10,004)

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Foreign currency adjustments	$53,264	$34,351
Unrealized loss on interest rate swaps, net of tax	(1,410)	—
Pension adjustment, net of tax	5,210	5,210

Total accumulated other comprehensive income	$57,064	$39,561

(6) Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Term loans	$337,604	$338,465
8.125% Notes	200,000	200,000

Total debt	537,604	538,465
Less current portion of long-term debt	3,445	3,445

Total long-term debt	$534,159	$535,020

     (a) Senior Secured Credit Facilities
     We entered into a senior secured credit agreement dated as of December 23, 2003. The agreement and subsequent amendments to the agreement are defined herein as the Credit Agreement.
     The Credit Agreement provides for a term facility, or Term Facility, of $385.0 million, and a revolving facility, or Revolving Facility, of up to $75.5 million (after entering into a Joinder Agreement on June 7, 2006). We refer to the loans made under the Revolving Facility collectively as the Revolving Loans, and the loans made under the Term Facility collectively as the Term Loans.
     Three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation (collectively, the “Guarantor Subsidiaries”), along with Polymer Holdings, have guaranteed the Credit Agreement and we refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of March 31, 2008, we had no outstanding borrowings or letters of credit under the Revolving Facility.
     Maturity. The Revolving Loans are payable in a single maturity on May 12, 2011. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.
     Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rate on the Term Loans for the three months ended March 31, 2008 was 6.55% compared to 6.62% for the three months ended March 31, 2007. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement to protect against Eurodollar interest rate fluctuations. See footnote 7 for a description.
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
     On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and will continue to be included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement. As of March 31, 2008, we were in compliance with the covenants contained in the Credit Agreement.
     (b) 8.125% Senior Subordinated Notes
     On December 23, 2003, we issued $200.0 million aggregate principal amount of Senior Subordinated Notes. The following is a summary of the material terms of the 8.125% Notes.
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
     Covenants. The 8.125% Notes contain certain affirmative covenants including requirements to furnish the holders of 8.125% Notes with financial statements and other financial information and to provide the holders of 8.125% Notes notice of material events. The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business and merger and consolidations. As of March 31, 2008, we were in compliance with all covenants under the 8.125% Notes.
(7) Financial Instruments
     (a) Interest Rate Swap Agreement
     In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement has fixed rate of 2.77%, which results in a total cost of 4.77%, and expires on April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325.0 million of the term loan portion of the credit facility.
     As of January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS 157 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

     The financial assets and liabilities measured at fair value on a recurring basis are included below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$2,200	$—	$2,200	$—
     As of March 31, 2008, the fair market value of the interest rate swap agreement in effect was a liability of approximately $2.2 million.
     Prior to an amendment to the Credit Agreement dated March 12, 2006, under the term loan portion of the senior secured credit facility, we were required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Commencing June 24, 2004 and continuing through June 24, 2007, these agreements required fixed rate quarterly interest payments due on September 24, December 24, March 24 and June 24 of each year. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the Term Facility.
     (b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008
	Carrying Value	Fair Value
Term loans	$337,604	$337,604
8.125% Notes	200,000	165,250

	December 31, 2007
	Carrying Value	Fair Value
Term loans	$338,465	$338,465
8.125% Notes	200,000	187,250
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
     The effective tax rate for the three months ended March 31, 2008 was approximately 1.6% as compared to a rate of 4.1% in the three months ended March 31, 2007. Our effective tax rate for the three months ended March 31, 2008 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and due to a different income mix between foreign and domestic tax jurisdictions. Our effective tax rate for the three months ended March 31, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and due to a different income mix between foreign and domestic tax jurisdictions.

     As of March 31, 2008, we had total unrecognized tax benefits of $0.5 million. During the three months ended March 31, 2008, we had no significant changes in these tax positions. As of March 31, 2008, we estimated $0.5 million in unrecognized tax benefits that, if recognized, would impact the effective tax rate. We recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. As of March 31, 2008, we had accrued $0.01 million in interest and penalties. During the three months ended March 31, 2008, we did not recognize any material interest and penalties charges related to unrecognized tax benefits. As of March 31, 2008, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of March 31, 2008, no material changes have occurred in our estimates or are expected to occur in events related to anticipated changes in our unrecognized tax benefits.
     The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of March 31, 2008, our 2004 through 2007 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.
(9) Commitments and Contingencies
     Legal Proceedings
     We, and certain of our subsidiaries, are parties to several pending legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect the outcome of these matters to have a material adverse effect on our financial position, results of operations or cash flows.
(10) Employee Benefits
     (a) Investment in Kraton Management LLC (“Management LLC”)
     We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. As of March 31, 2008, there were 1,811,000 membership units of Management LLC issued and outstanding.
     (b) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including the Company, of non-qualified options (“Options”) to purchase TJ Chemical membership units. The aggregate number of membership units with respect to which Options may be granted under the Option Plan shall not exceed 21,740,802, representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of March 31, 2008 there were 12,207,000 Options granted and outstanding. There were no options granted during the three months ended March 31, 2008. All Options granted in fiscal 2005, fiscal 2006 and fiscal 2007 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.
     In general, the Options vest and become exercisable in 20% increments annually on each of the first five anniversaries of the grant date, so long as the holder of the Option is still an employee on the vesting date. With respect to directors, their Options become exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the Option is still a director on the vesting date. The exercise price per membership unit shall equal or exceed the fair market value of a membership unit on the date of grant. Upon a change in control, the Options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.
     A committee (the “Committee”) of TJ Chemical’s board has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee has the right to terminate all of the outstanding Options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such Option, or the spread. Generally, in the event of a merger, the Options will pertain to and apply to the securities that the Option holder would have received in the merger. Generally, in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the value of the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
     On a termination of a participant’s employment, unvested Options automatically expire and vested Options expire on the earlier of: (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) one year after the date employment is terminated by reason of death or disability; or (4) the 10th anniversary of the grant date for such Option. In the event the participant’s employment is terminated by the Company without cause or by the executive officer for good reason within 2 years following a change in control, all Options become vested as of such termination.
     Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights for the 180-day period following the later of a termination of employment and 6 months and 1 day following the date that units were acquired pursuant to the exercise of the option, TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical.
     (c) Profits Units of Kraton Management LLC (“Management LLC”)
     The Compensation Committee may grant profits units of Management LLC (subject to the 8% pool limitation described above). Profits units are economically equivalent to options, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates are not entitled to receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of the Profits Units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, which is defined as the initial value of TJ Chemical’s assets on the date of the grant, and 50% of the Profits Units will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, provided that the participant is employed by Kraton or its subsidiaries on such vesting date and provided further, that 100% of the profits units shall become vested upon a change in control of TJ Chemical. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. In the case of Mr. Fogarty, if at the time TJ Chemical makes a determination as to whether he is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. If an employee’s employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. Upon the occurrence of any distributions received by Management LLC, the holders of the Profits Units will have a right to receive their pro rata share of the positive difference between initial value of the Profits Units, as determined by the profits unit award agreement, and the then current fair value of the Profits Units, as determined in accordance with the terms of the agreement governing TJ Chemical and Management LLC.
     As of March 31, 2008, there were 1,025,000 profits units granted and not yet vested.
     (d) Kraton Polymers LLC Executive Deferred Compensation Plan
     The Named Executive Officers (as defined in the Annual Report on Form 10K filed with the Securities and Exchange Commission) have the option of deferring up to 50% of their annual bonus, if any, which is subsequently converted to notional membership units of TJ Chemical. Such Notional Units remain outstanding until either (1) a change in control or (2) termination of employment. The amount held pursuant to the plan may ultimately be paid in units of Management LLC.
     In 2007, certain employees participated in the Kraton Executive Deferred Compensation Plan, which was originally approved by the Board of Directors of Kraton on September 9, 2004. Participants in the plan are permitted to elect to defer a portion (generally, up to 50%) of their annual incentive bonus. Participating employees are credited with a number of phantom membership units based on the fair value of TJ Chemical membership units as of the date of deferral. Distributions from plan accounts may be made in TJ Chemical membership units, Management LLC membership units, or cash, at the discretion of the committee. Such distributions will occur upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the Kraton Deferred Compensation Plan.
     (e) 2008 Incentive Compensation Plan
     On February 5, 2008, the Compensation Committee of the Board of Directors of Kraton approved and adopted the 2008 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan ranges from $0 to $18.0 million, depending on the level of achievement against performance goals.
     (f) Retirement Plans
     The components of net periodic benefit cost related to our defined benefit pension plan for the three months ended March 31, 2008 and March 31, 2007, are as follows (in thousands):

	Three Months Ended
	March 31
	2008	2007
Components of net periodic benefit cost:
Service cost	$603	$644
Interest cost	1,059	969
Expected return on plan assets	(1,032)	(908)

Net periodic benefit cost	$630	$705

     The components of net periodic benefit cost related to other postretirement benefits for the three months ended March 31, 2008 and March 31, 2007, are as follows (in thousands):

	Three Months Ended
	March 31
	2008	2007
Components of net periodic benefit cost:
Service cost	$88	$88
Interest cost	212	187

Net periodic benefit cost	$300	$275

(11) Industry Segment and Foreign Operations
     We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, or (SFAS No. 131), our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Revenues:
United States	$81,721	$86,581
Germany	34,849	33,954
Netherlands	17,223	11,942
Japan	15,381	12,511
Italy	12,597	11,915
Belgium	9,123	7,540
United Kingdom	9,016	9,362
France	8,153	5,738
Brazil	7,939	8,936
Canada	7,539	4,746
China	7,486	8,033
Turkey	5,484	2,807
Australia	4,753	2,475
Taiwan	4,618	5,269
Thailand	3,426	3,612
Mexico	3,114	2,625
Argentina	3,078	3,484
Sweden	3,026	2,699
Korea, Republic of	2,543	1,544
Poland	2,542	1,913
Denmark	2,044	2,608
All other countries	21,206	16,532

	$266,861	$246,826

	March 31,	December 31,
	2008	2007
Long-lived Assets:
United States	$298,082	$298,979
Germany	44,562	40,406
Japan	5,427	3,743
France	118,262	111,441
The Netherlands (Inc R&D)	36,228	34,454
Brazil	57,364	56,721
China	2,215	2,119
All other countries	12,366	12,050

	$574,506	$559,913

(12) Supplemental Guarantor Information
     Kraton and Kraton Polymers Capital Corporation, a financing subsidiary (collectively the “Issuers”), are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries fully and unconditionally guarantee, on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Kraton’s remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

Balance Sheets

	As of March 31, 2008
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$175	$7,358	$—	$7,533
Receivables, net of allowances	—	59,339	108,865	—	168,204
Due from related parties	3,944	20,573	11,855	(36,372)	—
Inventories of products, net	—	141,790	152,580	(7,891)	286,479
Inventories of materials and supplies, net	—	7,065	5,756	—	12,821
Other current assets	7,492	1,099	8,510	—	17,101

Total current assets	11,436	230,041	294,924	(44,263)	492,138
Property, plant and equipment, less accumulated depreciation	101,065	164,083	135,459	—	400,607
Identifiable intangible assets, less accumulated amortization	27,677	—	46,940	—	74,617
Investment in consolidated subsidiaries	782,300	—	—	(782,300)	—
Investment in unconsolidated joint venture	813	—	10,186	—	10,999
Deferred financing costs	9,822	—	—	—	9,822
Other long-term assets	111,893	402,784	10,966	(509,769)	15,874

Total assets	$1,045,006	$796,908	$498,475	$(1,336,332)	$1,004,057

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$—	$—	$—	$3,445
Accounts payable-trade	2,700	47,139	63,003	—	112,842
Other payables and accruals	10,850	16,787	19,546	—	47,183
Due to related party	—	11,855	44,964	(36,372)	20,447
Insurance bond payable	4,301	—	—	—	4,301
Deferred income taxes	(812)	—	9,827	—	9,015

Total current liabilities	20,484	75,781	137,340	(36,372)	197,233
Long-term debt, net of current portion	534,159	—		—	534,159
Deferred income taxes	(52,977)	84,417	8,521	—	39,961
Long-term liabilities	400,241	23,307	117,352	(509,769)	31,131

Total liabilities	901,907	183,505	263,213	(546,141)	802,484

Commitments and contingencies (note 9)	—	—	—	—	—
Member’s equity:
Common equity	144,509	608,193	181,998	(790,191)	144,509
Accumulated other comprehensive income	(1,410)	5,210	53,264	—	57,064

Total member’s equity	143,099	613,403	235,262	(790,191)	201,573

Total liabilities and member’s equity	$1,045,006	$796,908	$498,475	$(1,336,332)	$1,004,057

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

	As of December 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,152	$37,125	$—	$48,277
Receivables, net of allowances	—	50,134	90,187	—	140,321
Due from related parties	1,873	19,856	6,291	(28,020)	—
Inventories of products, net	—	124,052	138,772	(6,501)	256,323
Inventories of materials and supplies, net	—	6,817	5,353	—	12,170
Other current assets	2,172	1,671	8,561	—	12,404

Total current assets	4,045	213,682	286,289	(34,521)	469,495
Property, plant and equipment, less accumulated depreciation	104,945	166,948	130,377	—	402,270
Identifiable intangible assets, less accumulated amortization	29,418	—	46,938	—	76,356
Investment in consolidated subsidiaries	807,543	—	—	(807,543)	—
Investment in unconsolidated joint venture	813	—	9,513		10,326
Deferred financing costs	10,323	—	—	—	10,323
Other long-term assets	97,301	400,861	16,997	(499,035)	16,124

Total assets	$1,054,388	$781,491	$490,114	$(1,341,099)	$984,894

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$—	$—	$—	$3,445
Accounts payable-trade	2,700	48,030	52,222	—	102,952
Other payables and accruals	13,503	17,988	24,325	—	55,816
Due to related party	—	6,291	46,234	(28,020)	24,505
Deferred income taxes	—	—	9,827	—	9,827
Insurance note payable	494	—	—	—	494

Total current liabilities	20,142	72,309	132,608	(28,020)	197,039
Long-term debt, net of current portion	535,020	—	—	—	535,020
Deferred income taxes	(52,048)	84,417	7,074	—	39,443
Long-term liabilities	405,552	22,980	101,185	(499,035)	30,682

Total liabilities	908,666	179,706	240,867	(527,055)	802,184

Commitments and contingencies (note 9)	—	—	—	—	—
Member’s equity:
Common equity	145,722	621,110	190,361	(814,044)	143,149
Accumulated other comprehensive income	—	(19,325)	58,886	—	39,561

Total member’s equity	145,722	601,785	249,247	(814,044)	182,710

Total liabilities and member’s equity	$1,054,388	$781,491	$490,114	$(1,341,099)	$984,894

	Three Months Ended March 31, 2008
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
Revenues:
Sales	$—	$130,968	$168,203	$(42,883)	$256,288
Other	—	—	10,573	—	10,573

Total revenues	—	130,968	178,776	(42,883)	266,861
Cost of goods sold	1,390	98,514	161,055	(42,883)	218,076

Gross profit (loss)	(1,390)	32,454	17,721	—	48,785
Research and development expenses	—	5,444	2,474	—	7,918
Selling, general, and administrative expenses	17	15,547	9,891	—	25,455

Depreciation and amortization	5,621	5,382	3,649	—	14,652
Earnings in consolidated subsidiaries	(7,654)	—	—	7,654	—
Earnings in unconsolidated joint venture	—	—	(61)	—	(61)
Interest expense (income), net	10,965	(2,567)	1,987	—	10,385

Income (loss) before income taxes	(10,339)	8,648	(219)	(7,654)	(9,564)
Income tax (expense) benefit	929	—	(775)	—	154

Net (loss) income	$(9,410)	$8,648	$(994)	$(7,654)	$(9,410)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.
Statements of Operations

	Three Months Ended March 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Sales	$—	$126,533	$149,696	$(35,727)	$240,502
Other	—	41	6,283	—	6,324

Total revenues	—	126,574	155,979	(35,727)	246,826
Cost of goods sold	239	108,940	141,049	(35,727)	214,501

Gross profit (loss)	(239)	17,634	14,930	—	32,325
Research and development expenses	—	3,869	2,654	—	6,523
Selling, general, and administrative expenses	—	9,928	7,081	—	17,009
Depreciation and amortization	4,324	5,149	2,577	—	12,050
Loss in consolidated subsidiaries	2,524	—	—	(2,524)	—
Earnings in unconsolidated joint venture	—	—	(230)	—	(230)
Interest expense (income), net	11,253	(2,281)	1,758	—	10,730

Income (loss) before income taxes	(18,340)	969	1,090	(2,524)	(13,757)
Income tax benefit (provision)	5,144	(5,144)	561	—	561

Net (loss) income	$(13,196)	$(4,175)	$1,651	$(2,524)	$(13,196)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Cash Flows

	Three Months Ended March 31, 2008
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)

Cash flows provided by (used in) operating activities	$22,070	$(13,773)	$(58,598)	$—	$(50,301)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(2,516)	(657)	—	(3,173)

Net cash used in investing activities	—	(2,516)	(657)	—	(3,173)

Cash flows provided by (used in) financing activities:
Repayment of debt obligations	(55,861)	—	—	—	(55,861)
Proceeds from borrowings under debt obligations	55,000	—	—	—	55,000
Proceeds from (payments on) intercompany loans	(35,016)	5,312	29,704	—	—
Proceeds from cash contribution from member	10,000	—	—	—	10,000
Net proceeds from insurance note payable	3,807	—	—	—	3,807

Net cash provided by (used in) financing activities	(22,070)	5,312	29,704	—	12,946

Effect of exchange rate difference on cash	—	—	(216)	—	(216)

Net decrease in cash and cash equivalents	—	(10,977)	(29,767)	—	(40,744)
Cash and cash equivalents at beginning of period	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	$—	$175	$7,358	$—	$7,533

	Three Months Ended March 31, 2007
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)

Cash flows provided by (used in) operating activities	$(16,288)	$13,759	$8,964	$—	$6,435

Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(1,085)	(3,602)	—	(4,687)

Net cash used in investing activities	—	(1,085)	(3,602)	—	(4,687)

Cash flows provided by (used in) financing activities:				—
Repayment of debt obligations	(963)	—	—	—	(963)
Proceeds from (payments on) intercompany loans	13,219	(13,219)	—	—	—
Net proceeds from insurance note payable	4,032	—	—	—	4,032

Net cash provided by (used in) financing activities	16,288	(13,219)	—	—	3,069

Effect of exchange rate difference on cash	—	—	(658)	—	(658)

Net decrease in cash and cash equivalents	—	(545)	4,704	—	4,159
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$13,305	$34,455	$—	$47,760

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto, included in Kraton’s Annual Report on Form 10-K as of and for the year ended December 31, 2007. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K and in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
Overview
     Kraton is a leading supplier of engineered polymers worldwide. We believe we are the world’s leading producer (in terms of both sales and volume) of styrenic block copolymers (SBCs), a family of products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered thermoplastic elastomers, which enhance the performance of numerous products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. We also sell a high-end polyisoprene rubber (IR), polyisoprene latex, and SBC-based compounded materials. Our polymers typically modify other products and are frequently processed with other materials in a variety of applications. Our products are highly customized to each unique application and typically represent a key enabler of the performance of our customers’ products. We currently offer approximately 1,000 products to over 700 customers in over 60 countries worldwide. Our global manufacturing network includes six plants, which are located in the United States, The Netherlands, Germany, France, Brazil and Japan.
     Effective January 1, 2008, we combined our Compounding Channels, Personal Care, and Packaging and Films end uses into one new end-use, Advanced Materials. Our commercial activities are now aligned to serve three core end-use markets: (1) Adhesives, Sealants and Coatings; (2) Paving and Roofing; and (3) Advanced Materials.
Recent Developments
     New Board Members
     On May 6, 2008, we announced that Messrs. Richard C. Brown and Barry J. Goldstein were appointed to Kraton’s Board of Directors, effective May 1, 2008. Mr. James R. Ball resigned from Kraton’s Board of Directors as of May 1, 2008, and Mr. Goldstein has also been named to replace Mr. Ball as the Chairman of the Audit Committee of Kraton’s Board of Directors.
     Fire at Berre, France Facility
     On April 24, 2008, we reported that a fire occurred at our Berre facility on April 21, 2008. The HSBC and USBC lines incurred minor damage and were repaired with the HSBC unit restarted on April 23, 2008 and the USBC line restarted on May 2, 2008. The impact was insignificant.
     Research and Technology
     We restructured our Westhollow Technical Center, and our research and technical service organizations, to better align our research and product development capabilities, with our customers’ market development priorities going forward. As a result, we recorded a liability of $1.7 million, and expects to realize approximately $4 million in annual savings.

     New Innovations
     Our latest innovation, MD6945, can be used in a variety of medical applications, including films for ostomy bags, medical drapery, intravenous bags and drug delivery systems, as well as other extruded products such as tubing for IV sets, respiratory therapy, and enteral feeding kits. The product is cleared by FDA for use in direct food contact applications without any conditions of use or food type restrictions. In addition, MD6945 passed a full range of toxicology studies. These toxicology studies were completed by an FDA recognized independent laboratory using the testing requirements under the new international ISO standards, which is a much more severe testing battery than the traditional USP Class VI biological reactivity tests. MD6945, which is produced under FDA Good Manufacturing Practices, has also passed USP Physicochemical, Cytotoxicity, and Hemolysis (blood compatibility) testing.
     We have developed a new and unique innovative SBS grade which, when used to modify base course bitumen, gives substantially better performance than standard SBS grades while retaining workability of the asphalt mix. Research conducted by Kraton in co-operation with the Road Research Laboratory at Delft University of Technology highlights the advantages full-depth SBS polymer modified pavement can bring in terms of securing improvements to the durability and lifetime of the total pavement, plus the possibility to construct thinner pavements. The resulting reduction in maintenance and materials opens up new opportunities for road owners and constructors to achieve cost reductions and minimize the environmental impact of road construction, on heavily trafficked roads and highways.
     Pricing
     We implemented a series of global price increases in the first quarter of 2008, which were generally broad-based across our end-use markets and in response to the continuing increase in raw material and energy costs. We have announced additional global price increases to be effective on April 1, May 1 and June 1, 2008.
Critical Accounting Policies
     Our significant accounting policies are more fully described in the notes to the December 31, 2007 consolidated financial statements included in Kraton’s Annual Report on Form 10-K as of and for the year then ended. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States, requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies which involve the judgment of management.
     Revenue Recognition
     We recognize revenue from sales when title transfers. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold. By-product sales (included in other revenues) are also recorded when title transfers.
     We have entered into agreements with some of our customers, whereby they earn rebates from us when the volume of their purchases of our products reach certain agreed upon levels. We recognize the rebate obligation under these agreements as a reduction of revenue based on an allocation of the cost of honoring the rebates that are earned to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.
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
     Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, calculated using discounted cash flows.
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

Factors Affecting Our Results of Operations
Raw Materials
     Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 49% of cost of goods sold for the twelve months ended December 31, 2007 and 51% and 50% in the three month periods ended March 31, 2008 and 2007, respectively. Over the last four years, these monomer costs have generally been correlated to crude oil prices. Recent volatility in the cost of these monomers has been driven principally by supply and demand and global economic conditions.
     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, LyondellBasell, and other suppliers under long-term supply contracts with various expiration dates. On April 24, 2008, we received a notice of termination from Shell Chemicals LP (“Shell”) for our US butadiene supply contract effective April 30, 2009. Kraton sources butadiene in the United States pursuant to this contract. We expect to negotiate and enter into a replacement agreement with Shell and/or other suppliers, although no assurances can be provided that any such replacement agreement will be entered into or as to the terms of any such replacement agreement.
     Prices under these contracts are typically determined by contractual formulas that reference both the suppliers’ cost of production as well as market prices. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil generally purchases all of its raw materials from local third-party suppliers.
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices.
     Butadiene is used in the production of certain grades of both USBC and HSBC products. The price for butadiene is determined by worldwide supply and demand and prevailing crude oil and ethylene prices Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals.
     Isoprene is used in the production of certain grades of both USBC and HSBC and IR. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and as such the market for isoprene is thin. Since there are limited number of isoprene producers the price for isoprene can also be driven by the operating efficiency of some key producers.
     Changes in prices for and availability of raw materials will have an effect on our results of operations. In response to raw material feedstock cost increases, we have increased prices for many of our products. We are continuing to evaluate our prices for all of our products, as market conditions change.
     Seasonality
     Seasonal changes, including rainfall amounts, normally affect our sales in the Paving and Roofing end-use market. Historically, second and third quarter sales volumes in this end-use market are nearly double that of first and fourth quarters because weather conditions reduce road and building construction in the winter months. As a result, we generally tend to have higher inventory levels in the first and second quarters. Other than this seasonal trend, our other end-use markets tend to show relatively little seasonality.
     Economic and Market Conditions
     Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. For example, our results of operations were negatively affected during 2007 in the North American Paving and Roofing end-use market due to poor weather conditions, limited government paving budgets and high asphalt prices, resulting in a decline in demand for our products. However, a number of our products are sold into certain commercial and consumer end-use markets, such as compounding and personal care products that are generally considered to be less affected by general economic conditions. Changes in inflation may increase the costs of raw materials and other costs, and we may not be able to pass such cost increases on to the consumers of our products.

     International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 41% of net product sales generated from customers located in the Americas, 42% in Europe and 17% in the Asia Pacific region. Our products are sold to customers in more than 60 countries. We serve our customer base from 6 manufacturing plants in 6 countries.
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real.
     Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. On April 3, 2008, we entered into a foreign currency hedge to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate. The instrument expires on June 26, 2008. Historically, however, we have not engaged in foreign currency hedging activities.
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
     Restructuring and restructuring-related costs
     In the first quarter of 2008, we incurred approximately $6.0 million of costs associated with the previously announced senior executive and other management changes and the restructuring of our Westhollow Technical Center. The costs were largely severance, retention, and other staffing-related costs. These costs impact comparability of our results; similar restructuring related costs were incurred in the first quarter of 2007 aggregating approximately $0.3 million.
Results of Operations
Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007
     The following table summarizes certain information relating to our operating results that have been derived from our financial statements (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Sales	$256,288	$240,502
Other	10,573	6,324

Total revenues	266,861	246,826
Cost of goods sold	218,076	214,501

Gross profit	48,785	32,325
Research and development expenses	7,918	6,523
Selling, general and administrative expenses	25,455	17,009
Depreciation and amortization of identifiable intangibles	14,652	12,050
Earnings in unconsolidated joint venture	(61)	(230)
Interest expense, net	10,385	10,730

Loss before income taxes	(9,564)	(13,757)
Income tax benefit	154	561

Net loss	$(9,410)	$(13,196)

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Sales	96.0%	97.4%
Other	4.0	2.6

Total revenues	100.0	100.0

Cost of goods sold	81.7	86.9

Gross profit	18.3	13.1
Research and development expenses	3.0	2.6
Selling, general and administrative expenses	9.5	6.9
Depreciation and amortization of identifiable intangibles	5.5	4.9
Earnings in unconsolidated joint venture	(0.0)	(0.1)
Interest expense, net	3.9	4.4

Loss before income taxes	(3.6)	(5.6)
Income tax benefit	0.1	0.2

Net loss	(3.5)%	(5.4)%

Total Revenues
     Total revenues increased $20.1 million or 8.1% to $266.9 million for the three months ended March 31, 2008, as compared to $246.8 million for the three months ended March 31, 2007.
     Sales. Sales increased $15.8 million or 6.6% to $256.3 million for the three months ended March 31, 2008, as compared to $240.5 million for the three months ended March 31, 2007. The increase in sales was the result of $17.4 million from changes in foreign currency exchange rates and $6.2 million due to changes in product sales price and mix partially offset by $8.1 due to a 3.8 kT or 4.7% decrease in sales volume.
     We implemented a series of global price increases in the first quarter of 2008, which were generally broad-based across our end-use markets and in response to the continuing increase in raw material and energy costs. We have announced additional global price increases to be effective on April 1, May 1 and June 1, 2008. With respect to volume, we experienced growth in our Adhesives, Sealants and Coatings end-use market due to strong market demand and growth in innovation product sales volume. This was offset by a slower start in demand for our Paving and Roofing end-use market versus the first quarter of 2007 and reduced volume in our Advanced Materials end use market. We continue to see lower sales volume in non-core end uses, such as footwear, where we pursue revenue opportunistically as our primary focus is on the three core end use markets.
     Other revenue. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of isoprene rubber which increased $4.3 million or 67.2% to $10.6 million in 2008 from $6.3 million in 2007.
Cost of Goods Sold
     Cost of goods sold increased $3.6 million or 1.7% to $218.1 million for the three months ended March 31, 2008, as compared to $214.5 million for the three months ended March 31, 2007. As a percentage of total revenues, cost of goods sold decreased to 81.7% from 86.9%. The increase in cost of goods sold was the result of $13.8 million from foreign currency fluctuations and $4.3 million increase in by-product cost. Partially offsetting these increases was a $5.5 million decline in cost of goods sold directly related to the decline in sales volume in the quarter versus the first quarter of 2007. In addition, first quarter 2008 monomer and other production costs were less than first quarter 2007 by $9.0 million.
Gross Profit
     Gross profit increased by 50.9% to $48.8 million for the three months ended March 31, 2008, as compared to $32.3 million for the three months ended March 31, 2007 and gross profit as a percentage of total revenues increased from 13.1% in the three months ended March 31, 2007 to 18.3% in the three months ended March 31, 2008, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses increased $1.4 million or 21.4% to $7.9 million for the three months ended March 31, 2008, as compared to $6.5 million for the three months ended March 31, 2007 primarily due to the Westhollow restructuring charge of $1.7 million. As a percentage of total revenues, research and development expenses increased to 3.0% in the three months ended March 31, 2008 from 2.6% in the three months ended March 31, 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.4 million or 49.7% to $25.5 million for the three months ended March 31, 2008, as compared to $17.0 million for the three months ended March 31, 2007. The increase was largely the result of $4.3 million in severance and retention payments, and $1.9 million in foreign currency fluctuations. As a percentage of total revenues, selling, general and administrative expenses increased to 9.5% in the three months ended March 31, 2008 from 6.9% in the three months ended March 31, 2007.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased $2.6 million or 21.6% to $14.7 million for the three months ended March 31, 2008 as compared to $12.1 million for the three months ended March 31, 2007. The increase in depreciation and amortization expense was due to timing of capital expenditures; accelerated depreciation on the SIS plant assets at our Pernis facility beginning in September 2007; and foreign currency fluctuations.
     Earnings in unconsolidated joint venture. The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture were $0.06 million for the three months ended March 31, 2008, as compared to $0.2 million for the three months ended March 31, 2007. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense, net. Net interest expense was $10.4 million for the three months ended March 31, 2008, as compared to $10.7 million for the three months ended March 31, 2007. This decrease was primarily due to lower debt balances during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. During the three months ended March 31, 2008, and March 31, 2007, the average debt balances outstanding were $538.3 million and $581.9 million, respectively. The effective interest rates on our debt during the same periods were 7.1% and 7.2%, respectively.
     Income taxes. Income tax benefit was $0.2 million for the three months ended March 31, 2008, as compared to a tax benefit of $0.6 million for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 was approximately 1.6% as compared to a rate of 4.1% in the three months ended March 31, 2007. Our effective tax rate for the three months ended March 31, 2008 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and due to a different income mix between foreign and domestic tax jurisdictions.
     Net (loss). Net loss was $9.4 million for the three months ended March 31, 2008, as compared to net loss of $13.2 million for the three months ended March 31, 2007. The $3.8 million or 28.7% improvement resulted from the aforementioned factors..
Liquidity and Capital Resources
     We are a holding company with operations conducted by our subsidiaries. Cash flow and the ability to service indebtedness and the ability to pay the principal of and any interest on our 8.125% Notes and our senior secured facility when due are dependent on distributions and other transfers of cash from our subsidiaries. However, these subsidiaries are not obligated to make funds available to us for payment of obligations. We expect to continue to fund our liquidity requirements principally with cash derived from operations, existing cash balances and borrowings under our Revolving Facility. We have available to us, subject to compliance with end-of quarter financial covenants and other customary conditions, the revolving portion of the senior secured credit facility in the amount of $75.5 million which was undrawn at March 31, 2008. On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007, pursuant to the equity cure provisions of our senior secured credit facility to ensure compliance with our financial covenants. The $9.6 million will be included in the quarterly calculation of financial covenants through September 30, 2008.
     We experienced a drop in cash balances for the three months ended March 31, 2008 due to the seasonality of our business along with an increase in receivables from higher sales, the timing of cash receipts, and an increase in inventory because of higher feedstock costs. We believe that, based on current and anticipated levels of operations and conditions in our industry and markets, cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal of and interest on our 8.125% Notes and senior secured credit facility. Our ability to pay principal and interest on our indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control, including changes in the normal and customary timing of cash receipts and disbursements.

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
     For the twelve month period ended March 31, 2008, we were in compliance with the covenants contained in the senior secured credit facility and the indenture governing the notes.
     Operating activities. Net cash used in operating activities was $50.3 million for the three months ended March 31, 2008, as compared to $6.4 million of cash provided by operating activities for the three months ended March 31, 2007. The use of cash in operating activities during the three months ended March 31, 2008 was due primarily to an increase in the cost of inventories and increased accounts receivable.
     Investing activities. Net cash used for investing activities was $3.2 million for the three months ended March 31, 2008, as compared to $4.7 million for the three months ended March 31, 2007. This decrease was primarily driven by a lower rate of capital expenditures during the three months ended March 31, 2008, as compared to the prior year period.
     Financing activities. Net cash provided by financing activities was $12.9 million for the three months ended March 31, 2008, as compared to $3.1 million for the three months ended March 31, 2007. The increase was largely the result of a $10 million equity investment we received on January 14, 2008, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ended December 31, 2007 and will continue to be included through September 30, 2008.
     Capital Expenditures. Capital expenditures are expected to be between $30.0 and $40.0 million in 2008. These expenditures will be for maintenance, infrastructure, expansion and cost reduction projects. Our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities in each of the next three to five years are expected to be approximately $12.0 million to $16.0 million per year as a result of certain regulatory, environmental and other maintenance projects.
Description of Our Indebtedness
     Senior Secured Credit Facility
     We entered into a senior secured credit agreement dated as of December 23, 2003. The agreement and subsequent amendments to the agreement are defined herein as the Credit Agreement.
     The Credit Agreement provides for a term facility, or Term Facility, of $385.0 million, and a revolving facility, or Revolving Facility, of up to $75.5 million (after entering into a Joinder Agreement on June 7, 2006). We refer to the loans made under the Revolving Facility collectively as the Revolving Loans, and the loans made under the Term Facility collectively as the Term Loans.
     Three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, along with Polymer Holdings, have guaranteed the Credit Agreement and we refer in these notes to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of March 31, 2008, we had no outstanding borrowings or letters of credit under the Revolving Facility.

     Maturity. The Revolving Loans outstanding are payable in a single maturity on May 12, 2011. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.
     Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the three months ended March 31, 2008 and 2007 were 6.55% and 6.62%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. In February 2008, we entered into a $325.0 million interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement has a fixed rate of 2.77%, which results in a total cost of 4.77% and expires on April 1, 2010.
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
     On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and will continue to be included in the covenant calculations through September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement. As of March 31, 2008, we were in compliance with the covenants contained in the Credit Agreement.
     8.125% Senior Subordinated Notes
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
     Security and Ranking. The 8.125% Notes and the guarantees are Kraton’s and the guarantor subsidiaries’ general unsecured obligations and are subordinate to Kraton’s and the guarantor subsidiaries’ existing and future senior indebtedness, including indebtedness under the senior secured credit facility, and rank equally with Kraton’s and the guarantor subsidiaries’ future senior subordinated indebtedness. The 8.125% Notes and the guarantees effectively rank junior to our secured indebtedness and to the secured indebtedness of all of our guarantor subsidiaries to the extent of the value of the assets securing the indebtedness and are structurally subordinated to all liabilities of Kraton’s subsidiaries that are not guarantors of the 8.125% Notes.
     Optional Redemption. Generally, we cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, we may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued and unpaid interest.
     Covenants. The 8.125% Notes contain certain affirmative covenants including requirements to furnish the holders of 8.125% Notes with financial statements and other financial information and to provide the holders of 8.125% Notes notice of material events. The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business and merger and consolidations. As of March 31, 2008, we were in compliance with all covenants under the 8.125% Notes.
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
     Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before the separation of the business units comprising Kraton from the Royal Dutch/Shell Group of Companies, or Shell Chemicals, which occurred in February 2001. However, the indemnity from Shell Chemicals is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.
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
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the period ended March 31, 2008.
Off-Balance Sheet Transactions
     We are not involved in any material off-balance sheet transactions as of March 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices. We currently do not hedge our exposure to these risks, except for the interest rate swap agreements discussed below.

     Interest rate risk. We have $337.6 million of variable rate debt outstanding under our senior secured credit facility as of March 31, 2008. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable debt. The agreement has a fixed rate of 2.77%, which results in a total cost of 4.77% and expires on April 1, 2010.
     As of March 31, 2008, the fair market value of the interest rate swap agreement in effect was a liability of $2.2 million.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical combined financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately half of our revenue and costs are denominated in U.S. dollars; Euro-related currencies are also significant. On April 3, 2008, we entered into a foreign currency hedge to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate. The instrument expires on June 26, 2008.
     Commodity price risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. We have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.
ITEM 4. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

     The risks and uncertainties described in our most recent Annual Report on Form 10-K, filed with the SEC on March 31, 2008, are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described theren could cause our future financial condition, results of operations or cash flows to be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS

10.0(b)	Consulting Agreement dated February 1, 2008 between George Gregory and Kraton Polymers LLC

10.1(c)	Separation Agreement dated January 24, 2008 between George Gregory and Kraton Polymers LLC

10.5(b)	Retention Agreement dated January 1, 2008, between Richard A. Ott and Kraton Polymers LLC

10.9(b)	Retention Agreement dated January 1, 2008, between David Bradley and Kraton Polymers LLC

10.16(b)	Retention Agreement dated January 1, 2008, between Kevin M. Fogarty and Kraton Polymers LLC

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraton Polymers LLC
Date: May 13, 2008	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

/s/ Stephen E. Tremblay
Stephen E. Tremblay
Vice President and Chief Financial Officer

Exhibit Index

10.0(b)	Consulting Agreement dated February 1, 2008 between George Gregory and Kraton Polymers LLC

10.1(c)	Separation Agreement dated January 24, 2008 between George Gregory and Kraton Polymers LLC

10.5(b)	Retention Agreement dated January 1, 2008, between Richard A. Ott and Kraton Polymers LLC

10.9(b)	Retention Agreement dated January 1, 2008, between David Bradley and Kraton Polymers LLC

10.16(b)	Retention Agreement dated January 1, 2008, between Kevin M. Fogarty and Kraton Polymers LLC

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002