Form 10-Q
period 2008-06-30
Kraton Polymers LLC
filed 2008-08-12
CIK 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 333-123747

Kraton Polymers LLC

(Exact name of Register as specified in its Charter)

Delaware	94-2805249
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, in press releases and other written materials, and in oral statements made by our officers, directors or employees to third parties. All statements, other than statements of historical fact, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•	competitive pressures in the specialty chemicals industry,

•	changes in prices or availability of raw materials used in our business,

•	changes in levels of consumer spending or preferences,

•	overall economic conditions,

•	the level of our indebtedness and exposure to interest rate and currency fluctuations,

•	governmental regulations and trade restrictions,

•	acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and sold, and

•	other risks and uncertainties described in this report and the Company’s other reports and documents.

These statements are based on current plans, estimates, beliefs and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Kraton Polymers LLC

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(In thousands of U.S. dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,352	$48,277
Receivables, net of allowances of $1,589 and $1,542	177,052	140,321
Inventories of products, net	277,414	256,323
Inventories of materials and supplies, net	12,813	12,170
Other current assets	12,109	12,404

Total current assets	500,740	469,495
Property, plant and equipment, less accumulated depreciation of $175,967 and $157,643	398,273	402,270
Identifiable intangible assets, less accumulated amortization of $32,688 and $29,205	72,874	76,356
Investment in unconsolidated joint venture	10,618	10,326
Deferred financing costs	10,124	10,323
Other long-term assets	18,870	16,124

Total assets	$1,011,499	$984,894

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$3,445
Accounts payable-trade	107,573	102,952
Other payables and accruals	60,617	55,816
Due to related party	16,077	24,505
Deferred income taxes	9,029	9,827
Insurance note payable	—	494

Total current liabilities	196,741	197,039
Long-term debt, net of current portion	523,298	535,020
Deferred income taxes	41,161	39,443
Long-term liabilities	31,218	30,682

Total liabilities	792,418	802,184

Commitments and contingencies (note 9)
Member’s equity:
Common equity	154,704	143,149
Accumulated other comprehensive income	64,377	39,561

Total member’s equity	219,081	182,710

Total liabilities and member’s equity	$1,011,499	$984,894

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC

Consolidated Statements of Operations

Three Months Ended June 30, 2008 and 2007

(in thousands of U.S. dollars)

(Unaudited)

	June 30, 2008	June 30, 2007
Revenues:
Sales	$328,362	$287,326
Other	17,007	7,570

Total revenues	345,369	294,896
Cost of goods sold	282,823	243,460

Gross profit	62,546	51,436
Research and development expenses	7,403	6,529
Selling, general, and administrative expenses	19,909	16,605
Depreciation and amortization of identifiable intangibles	13,110	11,828
Earnings in unconsolidated joint venture	(159)	(95)
Interest expense, net	9,418	9,402

Income before income taxes	12,865	7,167
Income tax provision	(2,649)	(949)

Net income	$10,216	$6,218

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC

Consolidated Statements of Operations

Six Months Ended June 30, 2008 and 2007

(in thousands of U.S. dollars)

(Unaudited)

	June 30, 2008	June 30, 2007
Revenues:
Sales	$584,650	$527,828
Other	27,580	13,894

Total revenues	612,230	541,722
Cost of goods sold	500,899	457,961

Gross profit	111,331	83,761
Research and development expenses	15,321	13,052
Selling, general, and administrative expenses	45,364	33,614
Depreciation and amortization of identifiable intangibles	27,762	23,878
Earnings in unconsolidated joint venture	(220)	(325)
Interest expense, net	19,803	20,132

Income (loss) before income taxes	3,301	(6,590)
Income tax provision	(2,495)	(388)

Net income (loss)	$806	$(6,978)

See accompanying notes to consolidated financial statements.

Kraton Polymers LLC

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(in thousands of U.S. dollars)

(Unaudited)

	June 30, 2008	June 30, 2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$806	$(6,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of identifiable intangibles	27,762	23,878
Amortization of deferred financing costs	1,156	1,066
(Gain) loss on disposal of fixed assets	(8)	201
Undistributed earnings in joint venture	821	(219)
Deferred tax benefit	(1,269)	(1,010)
Non-cash compensation related to equity awards	749	1,212
Gain on interest rate swaps	—	(1,553)
Decrease (increase) in working capital:
Accounts receivable	(30,194)	(16,609)
Inventories of products, materials and supplies	(12,483)	(6,433)
Other assets	(2,729)	(6,673)
Accounts payable-trade, other payables and accruals, and other long-term liabilities	9,263	38,031
Due to related party	(7,737)	(1,799)

Net cash provided by (used in) operating activities	(13,863)	23,114

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(9,686)	(11,033)
Proceeds from sale of property, plant and equipment	17	20

Net cash used in investing activities	(9,669)	(11,013)

Cash flows provided by (used in) financing activities:
Borrowings under debt obligations	154,750	—
Repayment of debt obligations	(166,472)	(963)
Proceeds from cash contribution from member	10,000	—
Net (payment of) proceeds from insurance note payable	(494)	3,215

Net cash provided by (used in) financing activities	(2,216)	2,252

Effect of exchange rate differences on cash and cash equivalents	(1,177)	(1,002)

Net increase (decrease) in cash and cash equivalents	(26,925)	13,351
Cash and cash equivalents, beginning of period	48,277	43,601

Cash and cash equivalents, end of period	$21,352	$56,952

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$5,451	$5,981
Cash paid during the period for interest	$20,453	$14,130

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

We produce styrenic block copolymers (“SBCs”), a family of specialty chemical products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance characteristics, including greater flexibility, resilience, strength, durability and processability. Our specialty polymers are typically processed with other products to achieve customer specific performance characteristics in a variety of applications. The versatility of our portfolio of polymers is due to a wide range of distinctive molecular structures, which can be precisely controlled and tailored to unique design and performance characteristics. Each polymer requires a significant amount of testing and certification, which, combined with our proprietary chemistry encourages strong customer loyalty.

We operate six plants globally, including our flagship Belpre, Ohio plant in the United States, the largest SBC plant in the world, as well as plants in Germany, France, The Netherlands, Brazil and Japan. The plant in Japan is operated by a manufacturing joint venture.

(b) Basis of Presentation

The consolidated financial statements presented herein are for Kraton and its consolidated subsidiaries, each of which is a wholly-owned subsidiary.

The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified in the prior period to conform to the current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Our financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from these estimates.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in our Form 10-K for the year ended December 31, 2007. The accompanying consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.

(c) Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the potential effect of SFAS No. 162 on the Company’s financial position, results of operations and cash flows.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Accounts—an Amendment of SFAS No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The guidance of SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the potential effect of SFAS No. 161 on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements over business combinations and its effects. The guidance of SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The potential effect of SFAS No. 141R on the Company’s consolidated financial statements will be dependent upon future business combinations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Effective January 1, 2008, we adopted SFAS No. 159 with no material impact on our consolidated financial statements.

(2) Share-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123R), which is a revision of FASB Statement No. 123. SFAS No. 123(R) addresses all forms of share-based compensation including stock options and restricted stock. SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows. The company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified-prospective method and we elected to use the Black-Scholes Merton option-pricing model to estimate the grant-date fair value of share-based awards. We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. See footnote 10(a).

Information pertaining to option activity for the six months ended June 30, 2008 is as follows (number of options in thousands):

	Number Of Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	$14,670	$1.00
Granted	10,763	$1.00
Exercised	—	—
Forfeited	(3,460)	$1.00

Outstanding at June 30, 2008	21,973	$1.00

In June 2008, the Company recorded an adjustment to reduce stock compensation expense related to its accounting for forfeitures of certain stock options that should have been reflected in prior periods. The Company evaluated the materiality of the adjustment including both qualitative and quantitative considerations, and concluded that the adjustment was not material to current or prior periods.

(3) Restructuring Activities

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives.

We restructured our research and technical service organizations to better align our research and product development capabilities with our customers’ needs and market requirements and to focus on our core capabilities. We recorded a liability for restructuring costs, consisting primarily of severance and other staffing-related costs of $1.7 million and $0.5 million in the three month periods ended March 31, 2008 and June 30, 2008, respectively. The costs were recorded in research and development expenses in the consolidated statements of operations. We currently expect that substantially all of the cash expenditures will be paid by the end of the first quarter of 2009.

On September 20, 2007, we decided to exit the SIS plant at our Pernis facility, which we completed in the second quarter of 2008. SIS production formerly conducted at the Pernis location is now performed at our other production facilities. In September 2007, we recorded a liability associated with the exit plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reductions and $0.3 million in other associated costs. The entire amount of the charge consisted of future cash expenditures. We anticipate that substantially all of the cash expenditures will be paid by the end of 2008.

As of June 30, 2008, there was a total liability for restructuring costs of approximately $2.0 million, of which $1.4 million is related to unpaid severance costs which are expected to be paid by the end of the first quarter of 2009. Of the exit activity cost of approximately $0.6 million, $0.3 million is associated with the exit of the SIS plant at our Pernis, The Netherlands facility, which is expected to be paid in 2008. The remaining $0.3 million is associated with the closure of our office in London, United Kingdom and is expected to be paid over the next several years ending in the second quarter of 2011. The following table summarizes the activities related to the Company’s restructuring liability by component (in thousands):

The following table summarizes the activities related to the Company’s restructuring liability by component (in thousands):

	Severance Costs (1)	Exit Activity Costs	Total
Accrued at December 31, 2007	$294	$2,402	$2,696
Accruals	2,185	—	2,185
Cash payments	(1,094)	(1,826)	(2,920)

Accrued at June 30, 2008	$1,385	$576	$1,961

(4) Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows (in thousands):

	June 30, 2008	December 31, 2007
Inventories of products, net:
Finished products	$219,478	$212,125
Work in progress	4,314	3,858
Raw materials	53,622	40,340

	$277,414	$256,323

Other payables and accruals:
Employee related	$14,815	$12,178
Interest	11,424	13,680
Property and other taxes	6,472	3,735
Customer rebates	4,784	6,561
Income taxes payable	3,253	4,643
Other	19,869	15,019

	$60,617	$55,816

(5) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Month Ended June 30,		Six Month Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$10,216	$6,218	$806	$(6,978)
Foreign currency translation adjustments	2,968	4,369	21,881	8,009
Unrealized (loss) gain on interest rate swaps	4,345	(1,416)	2,935	(1,863)

Total comprehensive income (loss)	$17,529	$9,171	$25,622	$(832)

Accumulated other comprehensive income consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Foreign currency adjustments	$56,232	$34,351
Unrealized gain on interest rate swaps, net of tax	2,935	—
Pension adjustment, net of tax	5,210	5,210

Total accumulated other comprehensive income	$64,377	$39,561

(6) Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Senior Secured Credit Facilities:
Term Loans	$326,743	$338,465
8.125% Notes	200,000	200,000

Total debt	526,743	538,465
Less current portion of long-term debt	3,445	3,445

Total long-term debt	$523,298	$535,020

(a) Term Loans and Revolving Loans

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

Three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation (collectively, the “Guarantor Subsidiaries”), along with Polymer Holdings, have guaranteed the Credit Agreement and we refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of June 30, 2008, we had no outstanding Revolving Loans. In June 2008 we made a $10.0 million voluntary prepayment of outstanding indebtedness under the Term Loans. The following is a summary of the material terms of the Credit Agreement.

Maturity

The Revolving Loans are payable in a single maturity on May 12, 2011. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest

The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rate on the Term Loans for the six months ended June 30, 2008 was 4.9 % compared to 6.6% for the six months ended June 30, 2007. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to protect against Eurodollar interest rate fluctuations, which we sold in June 2008. See footnote 7(a) for a description of the swap agreement.

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

The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. We are required to maintain a fiscal quarter end interest coverage ratio of 2.50:1.00 through December 31, 2008, 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.95 through December 31, 2008, 4.45 beginning March 31, 2009 and 4.00 beginning December 31, 2009 and thereafter.

On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and will continue to be included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement. As of June 30, 2008, we were in compliance with all covenants under the Credit Agreement.

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

Covenants. The 8.125% Notes contain certain affirmative covenants including requirements to furnish the holders of 8.125% Notes with financial statements and other financial information and to provide the holders of 8.125% Notes notice of material events. The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, and limitations on lines of business and merger and consolidations. As of June 30, 2008, we were in compliance with all covenants under the 8.125% Notes.

(7) Financial Instruments

(a) Interest Rate Swap Agreements

In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the Term Facility. We settled the swap early in June, 2008 and realized cash proceeds of $4.6 million resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income at June 30, 2008 and will be reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which the gain would then be reclassified immediately to interest expense.

Prior to an amendment to the Credit Agreement dated March 12, 2006, under the term loan portion of the senior secured credit facility, we were required to hedge, or otherwise protect a portion of the variable rate debt against interest rate fluctuations. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004, which were designated as cash flow hedges. In June 2007, the Company recorded an adjustment to interest expense related to its accounting for interest rate swaps that should have been reflected in prior periods. The Company evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to current or prior periods.

As of January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS 157 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. From time to time, we enter into derivative financial instruments that are measured at fair value. However, as of June 30, 2008, we had no financial assets and liabilities measured at fair value on a recurring basis.

(b) Fair Value of Financial Instruments

The following table presents the carrying values and approximate fair values of our long-term debt at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 27, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$326,743	$326,743	$338,465	$338,465
8.125% Notes	200,000	101,250	200,000	187,250

The Term Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

(8) Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax assets resulting from such differences. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as we have no intention to repatriate these earnings. These foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.

The effective tax rate for the six months ended June 30, 2008 was approximately 75.6 % as compared to a rate of (5.9%) in the six months ended June 30, 2007. Our effective tax rate for the six months ended June 30, 2008 was higher than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and due to the mix of pre-tax income between foreign and domestic tax jurisdictions.

As of June 30, 2008, we had total unrecognized tax benefits of $0.5 million that, if recognized, would have had an impact on our effective tax rate. These unrecognized benefits were substantially unchanged from December 31, 2007. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. During the six months ended June 30, 2008, we did not recognize any material interest and penalties related to unrecognized tax benefits, and at June 30, 2008, we had accrued less than $0.1 million for interest and penalties. As of June 30, 2008, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year, and no material changes have occurred in our estimates or are expected to occur in events related to anticipated changes in our unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of June 30, 2008, our 2004 through 2007 U.S. federal income tax returns remain open to examination. In addition, open tax returns to state and foreign jurisdictions remain subject to examination.

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

(10) Employee Benefits

(a) Investment in Kraton Management LLC (Management LLC)

We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. As of June 30, 2008, there were 1,936,000 membership units of Management LLC issued and outstanding.

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

In general, the Options vest and become exercisable in 20% or 33 1/3 % increments annually on each of the first five or three anniversaries of the grant date, respectively, so long as the holder of the Option is still an employee on the vesting date. With respect to directors, however, their Options become exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the Option is still a director on the vesting date. The exercise price per membership unit shall equal or exceed the fair market value of a membership unit on the date of grant. Upon a change in control, the Options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.

A committee of TJ Chemical’s board (the “Committee”) has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee has the right to terminate all of the outstanding Options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such Option, or the spread. Generally, in the event of a merger, the Options will pertain to and apply to the securities that the Option holder would have received in the merger. Generally, in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the value of the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.

On a termination of a participant’s employment, unvested Options automatically expire and vested Options expire on the earlier of: (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) one year after the date employment is terminated by reason of death or disability; or (4) the tenth anniversary of the grant date for such Option. In the event the participant’s employment is terminated by the Company without cause or by the executive officer for good reason within two years following a change in control, all Options become vested as of such termination.

Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights for the 180-day period following the later of a termination of employment and six months and one day following the date that units were acquired pursuant to the exercise of the option. TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical. See footnote 10(e).

(c) Profits Units of Kraton Management, LLC (“Management, LLC”)

The Compensation Committee may grant Profits Units of Management LLC (subject to the 8% pool limitation described above) (Profits Units). Profits Units are economically equivalent to options, except that they provide the recipient with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates are not entitled to receive any tax deductions at the time of grant or disposition of the Profits Units by the employee. Generally, pursuant to the applicable grant agreements, 50% of the Profits Units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, which is defined as the initial value of TJ Chemical’s assets on the date of the grant, and 50% of the Profits Units will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, provided that the participant is employed by Kraton or its subsidiaries on such vesting date and provided further, that 100% of the Profits Units shall become vested upon a change in control of TJ Chemical. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. In the case of our President and Chief Executive Officer, if at the time TJ Chemical makes a determination as to whether he is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. If an employee’s employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested Profits Units. Upon the occurrence of any distributions received by Management LLC, the holders of the Profits Units will have a right to receive their pro rata share of the positive difference between initial value of the Profits Units, as determined by the profits unit award agreement, and the then current fair value of the Profits Units, as determined in accordance with the terms of the agreement governing TJ Chemical and Management LLC. See footnote 10(e).

As of June 30, 2008, there were 1,025,000 Profits Units granted and not yet vested.

(d) Options and Profits Units Outstanding

The aggregate number of Options and Profits Units under the Option Plan shall not exceed 21,740,802, (the Aggregate Limit) representing 8% of the outstanding membership units and Profits Units of TJ Chemical on March 31, 2004, on a fully diluted basis.

In the second quarter of 2008, 10,763,118 Options were granted. As of June 30, 2008, the total Options granted under the Option Plan amounted to 21,973,118. In addition, as of June 30, 2008, there were 1,025,000 Profits Units granted under the Option Plan and not yet vested.

The aggregated number of Options and Profits Units under the Option Plan granted as of June 30, 2008, amounted to 22,998,118, or 1,257,316 in excess of the Aggregate Limit. The Company has received authorization from the Compensation Committee of the Company’s Board to increase the Aggregate Limit to 23,740,802 (being an increase of 2,000,000 options) and in this regard, the Company anticipates taking all required steps with TJ Chemical, the Company’s parent, in the near term to amend the Option Plan to provide for the revised Aggregate Limit.

(e) Kraton Polymers LLC Executive Deferred Compensation Plan

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

In 2007, certain employees participated in the Kraton Executive Deferred Compensation Plan, which was originally approved by the Board of Directors of Kraton on September 9, 2004. Participants in the plan are permitted to elect to defer a portion (generally, up to 50%) of their annual incentive bonus. Participating employees are credited with a number of phantom membership units based on the fair value of TJ Chemical membership units as of the date of deferral. Distributions from plan accounts may be made in TJ Chemical membership units, Management LLC membership units, or cash, at the discretion of the committee. Such distributions will occur upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2,000,000 membership units for issuance pursuant to the Kraton Deferred Compensation Plan.

(f) 2008 Incentive Compensation Plan

On February 5, 2008, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2008 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan ranges from $0 to $18.0 million, depending on the level of achievement against performance goals.

(g) Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2008 and June 30, 2007, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$603	$644	$1,206	$1,288
Interest cost	1,059	969	2,118	1,938
Expected return on plan assets	(1,032)	(908)	(2,064)	(1,816)

Net periodic benefit cost	$630	$705	$1,260	$1,410

The components of net periodic benefit cost related to other postretirement benefits for the three and six months ended June 30, 2008 and June 30, 2007, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$88	$88	$176	$176
Interest cost	212	187	424	374

Net periodic benefit cost	$300	$275	$600	$550

(11) Industry Segment and Foreign Operations

We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS 131, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenues:
United States	$111,113	$101,379	$192,834	$187,960
Germany	40,888	41,036	75,737	74,991
Japan	16,168	12,117	31,549	24,629
Italy	25,433	13,636	25,798	25,551
United Kingdom	13,201	9,699	20,948	19,061
France	11,933	8,226	21,104	13,964
China	3,141	11,515	18,726	19,548
Brazil	10,665	7,771	18,604	16,707
The Netherlands	12,951	15,501	42,656	27,443
Canada	3,941	5,380	14,595	10,125
Belgium	7,056	6,890	12,264	14,430
Poland	11,240	6,446	11,029	8,358
Taiwan	3,422	4,966	10,794	10,235
Turkey	6,176	4,205	9,425	7,012
Thailand	5,841	3,955	9,267	7,566
Australia	3,791	—	8,175	—
Sweden	3,152	3,651	7,535	6,350
Argentina	4,387	3,281	7,465	6,764
Mexico	8,487	2,094	6,266	4,718
Denmark	2,797	2,147	5,835	4,755
Republic of Korea	4,509	—	5,341	—
Austria	—	2,708	—	4,216
United Arab Emirates	—	3,689	—	4,045
All other countries	35,077	24,604	56,283	43,294

	$345,369	$294,896	$612,230	$541,722

	June 30, 2008	December 31, 2007
Long-lived assets:
United States	$293,188	$298,979
Germany	44,803	40,406
Japan	4,619	3,743
France	118,697	111,441
The Netherlands	36,244	34,454
Brazil	62,021	56,721
China	2,272	2,119
All other countries	12,396	12,050

	$574,240	$559,913

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

Balance Sheets

	As of June 30, 2008
	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$3,071	$18,281	$—	$21,352
Receivables, net	—	62,558	114,494	—	177,052
Due from related parties	5,272	18,200	4,390	(27,862)	—
Inventories of products, net	—	130,506	153,342	(6,434)	277,414
Inventories of materials and supplies	—	7,018	5,795	—	12,813
Other current assets	5,169	714	6,226	—	12,109

Total current assets	10,441	222,067	302,528	(34,296)	500,740
Property, plant and equipment, less accumulated depreciation	98,637	163,998	135,638	—	398,273
Identifiable intangible assets, less accumulated amortization	25,936	—	46,938	—	72,874
Investment in consolidated subsidiaries	850,678	—	—	(850,678)	—
Investment in unconsolidated joint venture	813	—	9,805	—	10,618
Deferred financing costs	10,124	—	—	—	10,124
Other long-term assets	119,428	427,393	12,686	(540,637)	18,870

Total assets	$1,116,057	$813,458	$507,595	$(1,425,611)	$1,011,499

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$—	$—	$—	$3,445
Accounts payable-trade	2,700	49,126	55,747	—	107,573
Other payables and accruals	12,139	21,116	27,362	—	60,617
Due to (from) related parties	—	4,390	39,549	(27,862)	16,077
Deferred income taxes	(812)	—	9,841	—	9,029

Total current liabilities	17,472	74,632	132,499	(27,862)	196,741
Long-term debt, net of current portion	523,298	—	—	—	523,298
Deferred income taxes	(13,352)	52,922	1,591	—	41,161
Long-term liabilities	424,592	23,223	124,040	(540,637)	31,218

Total liabilities	952,010	150,777	258,130	(568,499)	792,418

Commitments and contingencies (note 9)
Member’s equity:
Common equity	161,112	657,471	193,233	(857,112)	154,704
Accumulated other comprehensive income	2,935	5,210	56,232	—	64,377

Total member’s equity	164,047	662,681	249,465	(857,112)	219,081

Total liabilities and member’s equity	$1,116,057	$813,458	$507,595	$(1,425,611)	$1,011,499

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

	As of December 31, 2007
	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,152	$37,125	$—	$48,277
Receivables, net of allowances	—	50,134	90,187	—	140,321
Due from related parties	1,873	19,856	6,291	(28,020)	—
Inventories of products, net	—	124,052	138,772	(6,501)	256,323
Inventories of materials and supplies, net	—	6,817	5,353	—	12,170
Other current assets	2,172	1,671	8,561	—	12,404

Total current assets	4,045	213,682	286,289	(34,521)	469,495
Property, plant and equipment, less accumulated depreciation	104,945	166,948	130,377	—	402,270
Identifiable intangible assets, less accumulated amortization	29,418	—	46,938	—	76,356
Investment in consolidated subsidiaries	807,543	—	—	(807,543)	—
Investment in unconsolidated joint venture	813	—	9,513	—	10,326
Deferred financing costs	10,323	—	—	—	10,323
Other long-term assets	97,301	400,861	16,997	(499,035)	16,124

Total assets	$1,054,388	$781,491	$490,114	$(1,341,099)	$984,894

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,445	$—	$—	$—	$3,445
Accounts payable-trade	2,700	48,030	52,222	—	102,952
Other payables and accruals	13,503	17,988	24,325	—	55,816
Due to related parties	—	6,291	46,234	(28,020)	24,505
Deferred income taxes	—	—	9,827	—	9,827
Insurance note payable	494	—	—	—	494

Total current liabilities	20,142	72,309	132,608	(28,020)	197,039
Long-term debt, net of current portion	535,020	—	—	—	535,020
Deferred income taxes	(52,048)	84,417	7,074	—	39,443
Long-term liabilities	405,552	22,980	101,185	(499,035)	30,682

Total liabilities	908,666	179,706	240,867	(527,055)	802,184

Commitments and contingencies (note 9)
Member’s equity:
Common equity	145,722	621,110	190,361	(814,044)	143,149
Accumulated other comprehensive income	—	(19,325)	58,886	—	39,561

Total member’s equity	145,722	601,785	249,247	(814,044)	182,710

Total liabilities and member’s equity	$1,054,388	$781,491	$490,114	$(1,341,099)	$984,894

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Operations

	Three Months Ended June 30, 2008
	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(Unaudited)
Revenues:
Sales	$—	$173,152	$201,984	$(46,774)	$328,362
Other	—	—	17,007		17,007

Total revenues	—	173,152	218,991	(46,774)	345,369
Cost of goods sold	(1,457)	139,801	191,253	(46,774)	282,823

Gross profit	1,457	33,351	27,738	—	62,546
Research and development expenses	—	4,186	3,217	—	7,403
Selling, general, and administrative expenses	235	8,643	11,031	—	19,909
Depreciation and amortization of identifiable intangibles	4,169	5,379	3,562	—	13,110
Earnings in consolidated subsidiaries	(21,902)	—	—	21,902	—
Earnings in unconsolidated joint venture	—	—	(159)	—	(159)
Interest expense, net	10,046	(2,489)	1,861	—	9,418

Income (loss) before income taxes	8,909	17,632	8,226	(21,902)	12,865
Income tax benefit (provision)	1,307	(15)	(3,941)	—	(2,649)

Net income (loss)	$10,216	$17,617	$4,285	$(21,902)	$10,216

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

	Three Months Ended June 30, 2007
	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(Unaudited)
Revenues:
Sales	$—	$148,520	$186,475	$(47,669)	$287,326
Other	—	67	7,503	—	7,570

Total revenues	—	148,587	193,978	(47,669)	294,896
Cost of goods sold	(227)	122,544	168,812	(47,669)	243,460

Gross profit	227	26,043	25,166	—	51,436
Research and development expenses	—	(1,138)	7,667	—	6,529
Selling, general, and administrative expenses	—	9,120	7,485	—	16,605
Depreciation and amortization of identifiable intangibles	4,324	4,838	2,666	—	11,828
Earnings in consolidated subsidiaries	(24,087)	—	—	24,087	—
Earnings in unconsolidated joint venture	—	—	(95)	—	(95)
Interest expense (income), net	9,814	(2,362)	1,950	—	9,402

Income (loss) before income taxes	10,176	15,585	5,493	(24,087)	7,167
Income tax benefit (provision)	(3,958)	5,144	(2,135)	—	(949)

Net income (loss)	$6,218	$20,729	$3,358	$(24,087)	$6,218

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

	Six Months Ended June 30, 2008
	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(Unaudited)
Revenues:
Sales	$—	$304,120	$370,187	$(89,657)	$584,650
Other	—	—	27,580	—	27,580

Total revenues	—	304,120	397,767	(89,657)	612,230
Cost of goods sold	(67)	238,315	352,308	(89,657)	500,899

Gross profit	67	65,805	45,459	—	111,331
Research and development expenses	—	9,630	5,691	—	15,321
Selling, general, and administrative expenses	252	24,190	20,922	—	45,364
Depreciation and amortization of identifiable intangibles	9,790	10,761	7,211	—	27,762
Earnings in consolidated subsidiaries	(29,565)	—	—	29,565	—
Earnings in unconsolidated joint venture	—	—	(220)	—	(220)
Interest expense (income), net	21,020	(5,065)	3,848	—	19,803

Income (loss) before income taxes	(1,430)	26,289	8,007	(29,565)	3,301
Income tax benefit (provision)	2,236	(15)	(4,716)	—	(2,495)

Net income (loss)	$806	$26,274	$3,291	$(29,565)	$806

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

	Six Months Ended June 30, 2007
	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(Unaudited)
Revenues:
Sales	$—	$275,053	$336,171	$(83,396)	$527,828
Other	—	108	13,786	—	13,894

Total revenues	—	275,161	349,957	(83,396)	541,722
Cost of goods sold	12	231,484	309,861	(83,396)	457,961

Gross profit	(12)	43,677	40,096	—	83,761
Research and development expenses	—	2,731	10,321	—	13,052
Selling, general, and administrative expenses	—	19,048	14,566	—	33,614
Depreciation and amortization of identifiable intangibles	8,648	9,987	5,243	—	23,878
Earnings in consolidated subsidiaries	(21,563)	—	—	21,563	—
Earnings in unconsolidated joint venture	—	—	(325)	—	(325)
Interest expense (income), net	21,067	(4,643)	3,708	—	20,132

Income (loss) before income taxes	(8,164)	16,554	6,583	(21,563)	(6,590)
Income tax benefit (provision)	1,186	—	(1,574)	—	(388)

Net income (loss)	$(6,978)	$16,554	$5,009	$(21,563)	$(6,978)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Cash Flows

	Six Months Ended June 30, 2008
	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(Unaudited)
Cash flows provided by (used in) operating activities	$(15,370)	$18,770	$(17,263)	$—	$(13,863)

Cash flows used in investing activities:
Purchase of business, including transaction costs	—	1,858	(1,858)
Proceeds from sale of plant and equipment	—	17	—	—	17
Purchase of plant and equipment	—	(9,686)	—	—	(9,686)

Net cash used in investing activities	—	(7,811)	(1,858)	—	(9,669)

Cash flows provided by (used in) financing activities:
Borrowings under debt obligations	154,750	—	—	—	154,750
Repayment of debt obligations	(166,472)	—	—	—	(166,472)
Proceeds from cash contribution from member	10,000	—	—	—	10,000
Proceeds from (payments on) intercompany loans	17,586	(19,040)	1,454	—	—
Net payment of insurance note payable	(494)	—	—	—	(494)

Net cash provided by (used in) financing activities	15,370	(19,040)	1,454	—	(2,216)

Effect of exchange rate difference on cash and cash equivalents	—	—	(1,177)	—	(1,177)

Net decrease in cash and cash equivalents	—	(8,081)	(18,844)	—	(26,925)
Cash and cash equivalents at beginning of period	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	—	$3,071	$18,281	—	$21,352

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

	Six Months Ended June 30, 2007
	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(Unaudited)
Cash flows provided by (used in) operating activities	$(14,516)	$31,567	$6,063	$—	$23,114

Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(5,866)	(5,147)	—	(11,013)

Net cash used in investing activities	—	(5,866)	(5,147)	—	(11,013)

Cash flows provided by (used in) financing activities:
Repayment of debt obligations	(963)	—	—	—	(963)
Proceeds from (payments on) intercompany loans	12,264	(12,264)	—	—	—
Net proceeds from insurance note payable	3,215	—	—	—	3,215

Net cash provided by (used in) financing activities	14,516	(12,264)	—	—	2,252

Effect of exchange rate difference on cash and cash equivalents	—	—	(1,002)	—	(1,002)

Net increase (decrease) in cash and cash equivalents	—	13,437	(86)	—	13,351
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$27,287	$29,665	$—	$56,952

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We believe we are the world’s leading producer of styrenic block copolymers (“SBCs”), a family of specialty chemical products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our specialty polymers are typically processed with other products to achieve customer specific performance characteristics in a variety of applications. Each polymer is highly customized to each application and is usually a critical component to the performance of our customer’s product, yet represents a small fraction of the overall cost of the customer’s finished product. The versatility of our portfolio of polymers is due to a wide range of distinctive molecular structures, which can be precisely controlled and tailored to unique design and performance characteristics. Each polymer requires a significant amount of testing and certification, which, combined with our proprietary chemistry encourages strong customer loyalty. We believe that our global scale, broad product offerings, superior technical expertise, strong customer relationships and well-recognized KRATON® brand name have allowed us to maintain our leading global position in SBCs.

We currently offer over 800 products to over 700 customers in over 60 countries worldwide. We are the only SBC producer with manufacturing and service capabilities on four continents enabling our multinational customers to meet their global needs. We operate six plants globally, including our flagship Belpre, Ohio plant in the United States, the largest SBC plant in the world, as well as plants in Germany, France, The Netherlands, and Brazil. The plant in Japan is operated by a manufacturing joint venture. We serve a large number of customers across a diverse set of end-use markets in many regions of the world. As a result, we believe our sales are less sensitive to conditions in any one particular end-use market or region.

We have aligned our commercial activities to serve three core end-uses with what we believe to be the highest growth and value potential: (i) Advanced Materials (32% of 2007 sales), which includes applications in compounding channels, packaging and films and personal care end-markets; (ii) Adhesives, Sealants & Coatings (31% of 2007 sales); and (iii) Paving & Roofing (30% of 2007 sales). Each of our end-uses constitutes a global profit center, and each has its own dedicated management, sales force and market development. In addition, each end-use is linked directly to the Research, Development and Technical Services (“RTS”) function and, via this link, sponsors the creation and commercialization of new products in addition to servicing its customers’ technical needs. We believe we hold the number one market position, based on 2007 sales, in each of our core end-use markets.

Recent Developments

Pricing

During 2008, we implemented a series of global price increases which were generally broad-based across our end-use markets and in response to the continuing increase in raw material and energy costs. Most recently, we have announced additional global price increases to be effective on July 1, August 1, and September 1.

Raw Materials

As of June 2008, we have been unable to obtain the supply of butadiene to which we are entitled under our supply agreements. The significant factors causing the shortfall are the continued run-up in the cost of crude oil and planned and unplanned outages by certain producers of butadiene. We are currently on allocation from our supplies of butadiene, and, as a result, we are unable to produce all products necessary to meet customer demand and, in turn, have had to allocate certain available product supplies among our customers. We believe that butadiene supply shortages are affecting our industry generally, and we cannot predict if or when the current situation will change or improve.

Customer Event

One of our major asphalt customers, SemMaterials L.P. (SEM), filed a petition for relief under Chapter 11 of Title 11 of the United States Code on July 22, 2008, along with several of SEM’s affiliated companies. The Company has outstanding pre-petition receivables of approximately $0.4 million due from SEM, but does not believe that SEM’s bankruptcy case will have a material effect on the Company’s ongoing operations.

Belpre Plant Instrumentation Upgrade

In May, the Company entered into a contract with Invensys Systems Inc. pursuant to which certain systems and operating controls at the Belpre, Ohio facility will be upgraded in stages over the next several years. Pursuant to the contract, Invensys will provide detailed engineering design necessary to implement the new systems, as well as supply hardware and software for such systems. This project should significantly improve the effectiveness, competitiveness and operating efficiency of the Belpre plant. The project will begin in the second-half of 2008 and will be completed in distinct phases extending into 2012, with the total spending currently estimated at $40.0 million.

Execution of Building Lease

In August 2008 we signed a new building lease that will house our Houston-based Research and Technology Service organization. The new facility will be occupied in early 2009, and it will yield cost savings as compared to our current leased facilities. The new facility will be ideally suited for Kraton, designed specifically to enhance the effectiveness of our research and Technology Service team.

Sale of Interest Rate Swap Agreement

In June 2008, we settled early our interest in an interest rate swap agreement that was entered into in February 2008, realizing cash proceeds of $4.6 million. The gain is deferred in accumulated other comprehensive income at June 30, 2008 and will be reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probably not to occur in which the gain would then be reclassified immediately to interest expense. The Company will evaluate the need for variable interest-rate protection agreements based on prevailing and expected future market conditions.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to the December 31, 2007 consolidated financial statements included in Kraton’s Annual Report on Form 10-K. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies which involve the judgment of management.

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

Inventories

Consolidated inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statement of cash flows.

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

Factors Affecting Our Results of Operations

Raw Materials

Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 49%,49 % and 54% of our total cost of goods sold for the twelve months ended December 31, 2007, and the six months ended June 20, 2008 and 2007, respectively. The cost of these monomers has generally been correlated to crude oil prices. In addition to changes in crude oil prices, global supply and demand and economic conditions have resulted in increased costs for these monomers in 2008. Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, LyondellBasell, and other suppliers under long-term supply contracts with various expiration dates.

We have received Shell Chemicals’ termination notice for isoprene supply to Pernis, The Netherlands, effective December 31, 2009, and are in the process of reviewing the strategic and economic options for our Pernis assets. Upon termination of the isoprene supply agreement with Shell Chemicals on December 31, 2009, we may not be able to obtain the isoprene required for our operations at our Pernis, The Netherlands, facility on terms favorable to us or at all. On April 24, 2008, we received a notice of termination from Shell Chemicals for our U.S. butadiene supply contract effective April 30, 2009. We source butadiene in the United States pursuant to this contract. We currently expect to negotiate and enter into one or more replacement agreements with Shell Chemicals and/or other suppliers, although no assurances can be provided that any such replacement agreement will be entered into or as to the volumes or terms of any such replacement agreement(s). As of June 2008, we have been unable to obtain the supply of butadiene to which we are entitled under all supply agreements. The significant factors causing the shortfall are the continued run-up in the cost of crude oil and planned and unplanned outages by certain producers of butadiene. We are currently on allocation from our supplies of butadiene, and, as a result, we are unable to produce all products necessary to meet customer demand and, in turn, have had to allocate certain available product supplies among our customers. We believe that butadiene supply shortages are affecting our industry generally, and we cannot predict if or when the current situation will change or improve.

Prices under these contracts are typically determined by contractual formulas that reference both the suppliers’ cost of production as well as market prices. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil, generally purchases all of its raw materials from local third-party suppliers. Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices.

Butadiene is used in the production of certain grades of both USBC and HSBC products. The price for butadiene is volatile and is determined by worldwide supply and demand and prevailing crude of oil and ethylene prices. Butadiene is a by-product of the production of other petrochemicals and worldwide supply may be less responsive to increased demand for butadiene as compared to other petrochemicals. Isoprene is used in the production of certain grades of USBC, HSBC and IR. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and as such the market for isoprene is tight. Since there are a limited number of isoprene producers, the price for isoprene can also be driven by the operating efficiency of some key producers.

Changes in price for and availability of raw materials will have an effect on our results of operations. In response to raw material feedstock cost increases, we have increased prices for many of our products. We are continuing to evaluate the prices for all of our products as market conditions change.

Seasonality

Seasonal changes, including rainfall amounts, normally affect our sales in the Paving and Roofing end-use market. Historically, we generally build inventory in the first half of the year to meet higher paving and roofing demand beginning in the second and third quarters because weather conditions are more conducive to road and building construction in these warmer periods. Other than this seasonal trend, our other end-use markets tend to show relatively little seasonality.

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

International Operations and Currency Fluctuations

We operate a geographically diverse business, with 41% of net product sales generated from customers located in the Americas, 44% in Europe and 15% in the Asia Pacific region during the six months ended June 30, 2008. Our products are sold to customers in more than 60 countries. We serve our customer base from 6 manufacturing plants in 6 countries.

Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real.

Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. In 2008, we entered into foreign currency hedges to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate. The first option contract was entered into on April 3, 2008 and expired on June 26, 2008. The second option contract with €20,000,000 notional amount was entered into on July 1, 2008 and is scheduled to expire on December 29, 2008.

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

Restructuring and restructuring-related costs

In the six and three months ended June 30, 2008, we incurred approximately $7.9 million and $1.9 million respectively, of costs associated with the previously announced senior executive and other management changes and the realignment of our research and technical service organizations. The costs were largely severance, retention, and other staffing-related costs. In the first quarter and through June 30, 2007, the Company incurred $0.3 million of similar charges associated with 2007 initiatives.

Results of Operations

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Total Revenues

Total revenues increased $50.5 million or 17.1% to $345.4 million for the three months ended June 30, 2008, as compared to $294.9 million for the three months ended June 30, 2007.

Sales. Sales increased $41.0 million or 14.3% to $328.4 million for the three months ended June 30, 2008, as compared to $287.3 million for the three months ended June 30, 2007. The increase in sales was the result of $23.9 million from changes in foreign currency exchange rates and $28.7 million due to changes in product sales price and mix partially offset by $11.4 million due to a 4.8 kt, or 4.9% decline in sales volume.

We implemented a series of global price increases in the first half of 2008, which were generally broad-based across our end-use markets and in response to the continuing increase in raw material and energy costs. We have announced additional global price increases to be effective on July 1, August 1, and September 1, 2008. With respect to volume, we experienced growth in our Adhesives, Sealants and Coatings end-use market which was more than offset by lower volume for our Paving and Roofing end-use market, largely due to constrained availability of butadiene. We continue to see lower sales volume in non-core end uses, such as footwear.

Other revenue. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of isoprene rubber.

Cost of Goods Sold

Cost of goods sold increased $39.4 million or 16.2% to $282.8 million for the three months ended June 30, 2008, as compared to $243.5 million for the three months ended June 30, 2007. The increase in cost of goods sold was the result of $20.0 million from changes in foreign currency exchange rates, a $19.3 million increase in monomer and other production costs, and $9.4 million increase in by-product cost. Partially offsetting these increases was a $9.3 million decline in cost of goods sold directly related to the decline in sales volume in the quarter versus the second quarter of 2007. As a percentage of total revenues, cost of goods sold decreased from 82.6% in the three months ended June 30, 2007 to 81.9% in the three months ended June 30, 2008.

Gross Profit

Gross profit increased $11.1 million or 21.6% to $62.6 million for the three months ended June 30, 2008, as compared to $51.4 million for the three months ended June 30, 2007. Gross profit as a percentage of total revenues increased from 17.4% in the three months ended June 30, 2007 to 18.1% in the three months ended June 30, 2008.

Operating Expenses

Research and development expenses. Research and development expenses increased $0.9 million or 13.4% to $7.4 million for the three months ended June 30, 2008, as compared to $6.5 million for the three months ended June 30, 2007. The increase was largely due to the costs associated with the realignment of our research and technical service organizations. As a percentage of total revenues, research and development expenses were 2.2% in the three months ended June 30, 2007 compared to 2.1% in the three months ended June 30, 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.3 million or 19.9% to $19.9 million for the three months ended June 30, 2008, as compared to $16.6 million for the three months ended June 30, 2007. The increase was primarily due to $1.6 million from changes in foreign currency exchange rates, $1.6 million associated with the Company’s incentive compensation plan and $1.2 million associated with the previously announced senior executive and other management changes. As a percentage of total revenues, selling, general and administrative expenses were 5.6% in the three months ended June 30, 2007 compared to 5.8% in the three months ended June 30, 2008.

Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased $1.3 million or 10.8% to $13.1 million for the three months ended June 30, 2008 as compared to $11.8 million for the three months ended June 30, 2007. The increase in depreciation and amortization expense reflects assets that were under construction in prior periods that were completed and placed in service, including our new polyisoprene latex plant at our Paulinia, Brazil facility and changes in foreign currency exchange rates.

Earnings in unconsolidated joint venture

The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture are accounted for using the equity method and amounted to $0.2 million for the three months ended June 30, 2008 and $0.1 million for the three months ended June 30, 2007.

Interest expense, net

Interest expense, net was $9.4 million in each of the three months ended June 30, 2008 and 2007. Interest expense, net decreased primarily due to lower debt balances and lower interest rates, and the impact of the interest rate swap agreement during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. However, the decrease was offset by an adjustment to interest expense, net related to the accounting for interest rate swaps that resulted in a decrease in interest expense and therefore an increase in pre-tax income of approximately $1.6 million for the three months ended June 30, 2007. During the three months ended June 30, 2008, and June 30, 2007, the average debt balances outstanding were $534.9 million and $581.2 million, respectively. The effective interest rates on our debt during the same periods were 6.0% and 7.4%, respectively.

Income tax provision

Income tax provision was $2.6 million for the three months ended June 30, 2008, as compared to $0.9 million for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 was approximately 20.6% as compared to a rate of 13.3% in the three months ended June 30, 2007. Our effective tax rate for the three months ended June 30, 2008 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and due to a different income mix between foreign and domestic tax jurisdictions.

Net income

Net income was $10.2 million for the three months ended June 30, 2008, as compared to net income of $6.2 million for the three months ended June 30, 2007, for the reasons discussed above.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Total Revenues

Total revenues increased by $70.5 million or 13.0% to $612.2 million for the six months ended June 30, 2008, as compared to $541.7 million for the six months ended June 30, 2007.

Sales. Sales increased $56.8 million or 10.8% to $584.7 million for the six months ended June 30, 2008, as compared to $527.8 million for the six months ended June 30, 2007. The increase in sales was the result of changes in foreign currency exchange rates of $41.1 million and changes in product sales prices and mix of $35.3 million, partially offset by $19.5 million due to a 8.6 kt, or 4.9% decline in sales volume.

We experienced volume growth in our Adhesives, Sealants and Coatings end-use market which was offset by lower volume for our Paving and Roofing end-use market, and to a lesser extent, reduced volume in our Advanced Materials end use market. Our volume in the Paving and Roofing end-use market was constrained due to butadiene availability. We continue to see lower sales volume in non-core end uses, such as footwear.

Other revenue. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of isoprene rubber.

Cost of Goods Sold

Costs of goods sold increased $42.9 million or 9.4% to $500.9 million for the six months ended June 30, 2008, as compared to $458.0 million for the six months ended June 30, 2007. The increase in cost of goods sold was the result of $32.3 million from changes in foreign currency exchange rates, $13.7 million increase in by-product cost, and $12.5 million from increased monomer and other production costs. Partially offsetting these increases was a $15.6 million decline in cost of goods sold directly related to the year-over-year decline in sales volume. As a percentage of total revenues, cost of goods sold decreased from 84.5% in 2007 to 81.8% in 2008.

Gross Profit

Gross profit increased $27.6 million or 32.9% to $111.3 million for the six months ended June 30, 2008, as compared to $83.8 million for the six months ended June 30, 2007. Gross profit as a percentage of total revenues increased 270 basis points from 15.5% in the six months ended June 30, 2007 to 18.2% in the six months ended June 30, 2008.

Operating Expenses

Research and development expenses. Research and development expenses increased $2.3 million or 17.4% to $15.3 million for the six months ended June 30, 2008, as compared to $13.1 million for the six months ended June 30, 2007 largely due to the costs associated with the realignment of our research and technical service organizations. As a percentage of total revenues, research and development expenses were 2.4% in the six months ended June 30, 2007 compared to 2.5% in the six months ended June 30, 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $11.8 million or 35.0% to $45.4 million for the six months ended June 30, 2008, as compared to $33.6 million for the six months ended June 30, 2007. The increase was largely the result of $5.5 million associated with the previously announced senior executive and other management changes, $3.5 million from changes in foreign currency exchange rates, and $1.6 million associated with the Company’s incentive compensation plan. As a percentage of total revenues, selling, general and administrative expenses increased from 6.2% in the six months ended June 30, 2007 to 7.4% in the six months ended June 30, 2008.

Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 16.3% to $27.8 million for the six months ended June 30, 2008 as compared to $23.9 million for the six months ended June 30, 2007. The increase in depreciation and amortization expense was due to timing of capital expenditures, including our new polyisoprene latex plant at our Paulinia, Brazil facility, accelerated depreciation on the SIS plant assets at our Pernis facility beginning in September 2007, and changes in foreign currency exchange rates.

Earnings in unconsolidated joint venture

The Kashima plant is operated by a manufacturing joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture venture are accounted for using the equity method and amounted to $0.2 million for the six months ended June 30, 2008 and $0.3 million for the six months ended June 30, 2007.

Interest expense, net.

Interest expense, net was $19.8 million for the six months ended June 30, 2008, as compared to $20.1 million for the six months ended June 30, 2007. Interest expense, net decreased primarily due to lower debt balances and lower interest rates, and the impact of the interest rate swap agreement during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. However, the decrease was offset by an adjustment to interest expense, net related to the accounting for the interest rate swap that resulted in a decrease in interest expense and therefore an increase in pre-tax income of approximately $1.6 million in June 2007. During the six months ended June 30, 2008, and June 30, 2007, the average debt balances outstanding were $536.4 million and $581.6 million, respectively. The effective interest rates on our debt during the same periods were 6.6% and 7.4% for the six months ended June 30, 2008 and 2007, respectively.

Income tax provision

Income tax provision was $2.5 million for the six months ended June 30, 2008, as compared to $0.4 million for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was approximately 75.6% as compared to a rate of (5.9%) in the six months ended June 30, 2007. Our effective tax rate for the six months ended June 30, 2008 was higher than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and due to the mix of pre-tax income between foreign and domestic tax jurisdictions. Our effective tax rate for the six months ended June 30, 2007 was less than our statutory rate because we did not record a tax benefit for certain net operating loss carryforwards generated during that period.

Net (loss) income

Net income was $0.9 million for the six months ended June 30, 2008, as compared to net loss of $7.0 million for the six months ended June 30, 2007, for the reasons discussed above.

Liquidity and Capital Resources

Sources of liquidity. We are a holding company without any operations or assets other than the operations of our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances. We believe that, based on current and anticipated levels of operations, cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal of and interest on our 8.125% Notes and senior secured credit facility. Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. As of June 30, 2008, we had $21.4 million of cash and cash equivalents. We have available to us, upon compliance with customary conditions, the $75.5 million revolving portion of the senior secured credit facility, which was undrawn at June 30, 2008. The ability for us to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control.

Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 2.50:1.00 through December 31,2008, 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and thereafter. In addition, we are required to maintain a fiscal quarter end coverage ratio not to exceed 4.95 through December 31,2008 and 4.00 beginning December 31, 2009 and thereafter. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.

At June 30, 2008, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.

Operating activities. Net cash used in operating activities was $13.9 million for the six months ended June 30, 2008, as compared to $23.1 million of cash provided by operating activities for the six months ended June 30, 2007. The change in cash from operating activities during the six months ended June 30, 2008 was largely due to increased accounts receivable and inventory principally related to the increased cost of raw materials, and the timing on certain cash disbursements related to accounts payable and other liabilities.

Investing activities. Net cash used in investing activities was $9.7 million for the six months ended June 30, 2008, as compared to $11.0 million used in investing for the six months ended June 30, 2007. This decrease was primarily driven by a lower rate of capital expenditures during the six months ended June 30, 2008 as compared to the same period in 2007.

Financing activities. Net cash used in financing activities was $2.2 million for the six months ended June 30, 2008, as compared to $2.3 million provided by financing activities for the six months ended June 30, 2007. The change in net cash provided by financing activities for 2008 includes a $10 million equity investment we received on January 14, 2008, a voluntary prepayment of $10.0 million applied against the Term Loans, and the payment of our insurance note payable.

Capital Expenditures. Capital expenditures are expected to be between $30.0 million and $40.0 million in 2008. These capital expenditures will be for maintenance, infrastructure, expansion and cost reduction projects. Our minimum annual capital expenditure levels to maintain and achieve incremental improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million.

Description of Our Indebtedness

(a) Senior Secured Credit Facility

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

Three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation (collectively, the “Guarantor Subsidiaries”), along with Polymer Holdings, have guaranteed the Credit Agreement and we refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of June 30, 2008, we had no outstanding Revolving Loans. in July 2008, We made a $10.0 million voluntary repayment of outstanding indebtedness under the Term Loans. The following is a summary of the material terms of the Credit Agreement.

Maturity

The Revolving Loans are payable in a single maturity on May 12, 2011. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest

The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rate on the Term Loans for the six months ended June 30, 2008 was 4.9 % compared to 6.6% for the six months ended June 30, 2007. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to protect against Eurodollar interest rate fluctuations, which we sold in June 2008. See footnote 7(a) for a description of the swap agreement.

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

The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. We are required to maintain a fiscal quarter end interest coverage ratio of 2.50:1.00 through December 31, 2008, 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.95 through December 31, 2008, 4.45 beginning March 31, 2009 and 4.00 beginning December 31, 2009 and thereafter.

On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and will continue to be included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement. As of June 30, 2008, we were in compliance with all covenants under the Credit Agreement.

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

Covenants. The 8.125% Notes contain certain affirmative covenants including requirements to furnish the holders of 8.125% Notes with financial statements and other financial information and to provide the holders of 8.125% Notes notice of material events. The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, and limitations on lines of business and merger and consolidations. As of June 30, 2008, we were in compliance with all covenants under the 8.125% Notes.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in the presented periods of 2008 and 2007.

Contractual Commitments

We have contractual obligations for long-term debt, operating leases and purchase obligations that were summarized in a table of contractual commitments in our 2007 Annual Report on Form 10-K. There has been no material change since that date.

Off-Balance Sheet Transactions

We are not involved in any material off-balance sheet transactions as of June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest rate risk. We have $326.7 million of variable rate debt outstanding under our senior secured credit facility as of June 30, 2008. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77% and was scheduled to expire on April 1, 2010. We settled the swap early in June, 2008 and realized cash proceeds of $4.6 million resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income at June 30, 2008 and will be reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which the gain would then be reclassified immediately to interest expense.

Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical combined financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately, one-half of our revenue and costs are denominated in U.S. dollars. Euro-related currencies are also significant. In April and July, 2008 we entered into foreign currency option contracts to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for notional amounts of €10 million and €20 million, respectively. The April 3, 2008 option contract expired on June 26, 2008, and the impact on our statement of position, results of operations and cash flows was not material. The July, 2008 option contract is scheduled to expire on December 29, 2008.

Commodity price risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. We have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.

ITEM 4.	CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control reporting.

PART II—OTHER INFORMATION

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

Readers of the Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q, and 8-K, in connection with any evaluation of the Company’s financial position, results of operations and cash flows.

The risks and uncertainties described in our most recent Annual Report on Form 10-K, filed with the SEC on March 31, 2008, are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraton Polymers LLC

Date: August 12, 2008	/s/ KEVIN M. FOGARTY
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