Form 10-Q
period 2008-09-30
Kraton Polymers LLC
filed 2008-11-12
CIK 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer:  ☐  Accelerated filer:  ☐  Non-accelerated filer:  ☒  Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

KRATON POLYMERS LLC

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, in press releases and other written materials, and in oral statements made by our officers, directors or employees to third parties. All statements, other than statements of historical fact, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•	competitive pressures in the specialty chemicals industry,

•	changes in prices or availability of raw materials used in our business,

•	changes in levels of consumer spending or preferences,

•	overall economic conditions,

•	the level of our indebtedness and exposure to interest rate and currency fluctuations,

•	governmental regulations and trade restrictions,

•	acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and sold, and

•	other risks and uncertainties described in this report and Kraton’s other reports and documents.

These statements are based on current plans, estimates, beliefs and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2008	December 31, 2007
ASSETS

Current assets
Cash and cash equivalents	$84,239	$48,277
Receivables, net of allowances of $ 1,737 and $1,542	183,922	140,321
Inventories of products, net	285,974	256,323
Inventories of materials and supplies, net	11,888	12,170
Other current assets	10,251	12,404

Total current assets	576,274	469,495
Property, plant and equipment, less accumulated depreciation of $176,578 and $157,643	379,393	402,270
Identifiable intangible assets, less accumulated amortization of $34,428 and $29,205	71,133	76,356
Investment in unconsolidated joint venture	10,896	10,326
Deferred financing costs	8,675	10,323
Other long-term assets	17,803	16,124

Total assets	$1,064,174	$984,894

LIABILITIES AND MEMBER’S EQUITY

Current liabilities
Current portion of long-term debt	$3,445	$3,445
Accounts payable-trade	107,665	102,952
Other payables and accruals	58,740	55,816
Due to related party	21,046	24,505
Deferred income taxes	9,015	9,827
Insurance note payable	—	494

Total current liabilities	199,911	197,039
Long-term debt, net of current portion	572,462	535,020
Deferred income taxes	38,696	39,443
Long-term liabilities	25,996	30,682

Total liabilities	837,065	802,184

Commitments and contingencies
Member’s equity
Common equity	189,350	143,149
Accumulated other comprehensive income	37,759	39,561

Total member’s equity	227,109	182,710

Total liabilities and member’s equity	$1,064,174	$984,894

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Sales	$363,275	$284,498	$947,925	$812,326
Other	18,892	5,652	46,472	19,546

Total operating revenues	382,167	290,150	994,397	831,872
Cost of goods sold	287,719	243,699	788,618	701,660

Gross profit	94,448	46,451	205,779	130,212

Operating Expenses
Research and development	5,808	5,452	21,129	18,504
Selling, general, and administrative	28,214	15,594	73,578	49,208
Depreciation and amortization of identifiable intangibles	13,118	12,539	40,880	36,417

Total operating expenses	47,140	33,585	135,587	104,129

Equity in earnings of unconsolidated joint venture	(94)	(189)	(314)	(514)
Interest expense, net	7,875	12,375	27,678	32,507

Income (loss) before income taxes	39,527	680	42,828	(5,910)
Income tax provision	(4,910)	(1,434)	(7,405)	(1,822)

Net income (loss)	$34,617	$(754)	$35,423	$(7,732)

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,423	$(7,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	40,880	36,417
Amortization of deferred financing costs	1,648	2,213
Loss on disposal of fixed assets	192	279
Distributed (undistributed) earnings in joint venture	727	(408)
Deferred tax benefit	(2,813)	(3,937)
Non-cash compensation related to equity awards	778	1,814
Gain on interest rate swaps	(420)	(1,553)
Decrease (increase) in
Accounts receivable	(46,394)	(8,550)
Inventories of products, materials and supplies	(33,133)	(16,217)
Other assets	310	(2,891)
Increase (decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	7,879	41,597
Due to related party	(1,198)	11,048

Net cash provided by operating activities	3,879	52,080

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,338)	(19,861)
Proceeds from sale of property, plant and equipment	17	43

Net cash used in investing activities	(15,321)	(19,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	316,250	—
Repayment of debt obligations	(278,808)	(42,787)
Proceeds from cash contribution from member	10,000	—
Net (payment of) proceeds from insurance note payable	(494)	1,238

Net cash provided by (used in) financing activities	46,948	(41,549)

Effect of exchange rate differences on cash and cash equivalents	456	(1,997)

Net increase (decrease) in cash and cash equivalents	35,962	(11,284)
Cash and cash equivalents, beginning of period	48,277	43,601

Cash and cash equivalents, end of period	$84,239	$32,317

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$8,030	$8,105
Cash paid during the period for interest	$37,239	$30,320

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

Organization and Description of Business. Kraton Polymers LLC, together with its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us” or “Kraton.” Kraton Polymers LLC is the parent of Elastomers Holdings LLC (holding company of Kraton’s United States (U.S.) operations), Kraton Polymers Global Holdings, C.V. (holding company of the remainder of our global operations) and Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or “Polymer Holdings,” owns 100% of the equity interests of Kraton, either directly or indirectly. TJ Chemical Holdings LLC, or “TJ Chemical,” owns 100% of the equity interests of Polymers Holdings. TJ Chemical is owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain entities affiliated with said parties, entities affiliated with or managed by J.P. Morgan Partners, LLC, and affiliates, and Kraton Management LLC.

We produce styrenic block copolymers (SBCs), a family of specialty chemical products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered synthetic elastomers, which enhance the performance of numerous products by delivering a variety of performance characteristics, including greater flexibility, resilience, strength, durability and processability. Our specialty polymers are typically processed with other products to achieve customer specific performance characteristics in a variety of applications. The versatility of our portfolio of polymers is due to a wide range of distinctive molecular structures, which can be precisely controlled and tailored to unique design and performance characteristics. Each polymer requires a significant amount of testing and certification, which, combined with our proprietary chemistry, encourages strong customer loyalty.

We operate six plants globally, including our flagship Belpre, Ohio plant in the U.S., the largest SBC plant in the world, as well as plants in Germany, France, The Netherlands, Brazil and Japan. The plant in Japan is operated by a manufacturing joint venture.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements presented herein are for Kraton and its consolidated subsidiaries, each of which is a wholly-owned subsidiary.

These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Kraton’s results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the U.S., management makes estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

2. Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123. SFAS No. 123(R) addresses all forms of share-based compensation including stock options and restricted stock. SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the consolidated statements of cash flows. Kraton adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified-prospective method and we elected to use the Black-Scholes Merton option-pricing model to estimate the grant-date fair value of share-based awards. We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. See Note 10(a) for further discussion.

Information pertaining to option activity for the nine months ended September 30, 2008 is as follows:

	Options	Weighted - Average Exercise Price
	(in thousands)
Outstanding at December 31, 2007	14,670	$1.00
Granted	10,763	1.00
Exercised	—	—
Forfeited	(3,881)	1.00

Outstanding at September 30, 2008	21,552	$1.00

3. Restructuring Activities

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives.

As of September 30, 2008, there was a total liability for restructuring costs of approximately $1.4 million, of which $1.2 million is related to unpaid severance costs which are expected to be paid by the end of the first quarter of 2009. The exit activity cost of approximately $0.2 million is associated with the closure of our office in London, United Kingdom and is expected to be paid over the next several years ending in the second quarter of 2011.

The following table summarizes the activities related to Kraton’s restructuring liability by component:

	Severance Costs	Exit Activity	Total
	(in thousands)
Accrued at December 31, 2007	$294	$2,402	$2,696
Accruals	2,185	—	2,185
Cash payments	(1,257)	(2,182)	(3,439)

Accrued at September 30, 2008	$1,222	$220	$1,442

4. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Inventories of products, net:
Finished products	$235,682	$212,125
Work in progress	4,630	3,858
Raw materials	45,662	40,340

	$285,974	$256,323

Other payables and accruals:
Employee related	$19,281	$12,178
Interest	3,303	13,680
Property and other taxes	3,675	3,735
Customer rebates	6,804	6,561
Income taxes payable	6,786	4,643
Other	18,891	15,019

	$58,740	$55,816

5. Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$34,617	$(754)	$35,423	$(7,732)
Other comprehensive income
Foreign currency translation adjustments	(26,197)	15,819	(4,316)	23,828
Reclassification of interest rate swaps into earnings, net of tax	(421)	—	(421)	—
Unrealized gain on interest rate swaps, net of tax	—	—	2,935	(1,863)

Total comprehensive income	$7,999	$15,065	$33,621	$14,233

Accumulated other comprehensive income consists of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Foreign currency adjustments	$30,035	$34,351
Unrealized gain on interest rate swaps, net of tax	2,514	—
Pension adjustment, net of tax	5,210	5,210

Total accumulated other comprehensive income	$37,759	$39,561

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Senior Secured Credit Facilities:
Term loans	$325,907	$338,465
Revolving loans	50,000	—
8.125% Notes	200,000	200,000

Total debt	575,907	538,465
Less current portion of long-term debt	3,445	3,445

Total long-term debt	$572,462	$535,020

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

Three of our wholly-owned subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation (collectively, the “Guarantor Subsidiaries”), along with Polymer Holdings, have guaranteed our obligations under the Credit Agreement and we refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of September 30, 2008, we had $50 million outstanding in Revolving Loans.

The following is a summary of the material terms of the Credit Agreement:

Maturity

The Revolving Loans are payable in a single maturity on May 12, 2011. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest

The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, under the Credit Agreement. The average effective interest rate on the Term Loans for the nine months ended September 30, 2008 was 4.5% compared to 7.3% for the nine months ended September 30, 2007. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. In

February 2008, we entered into a $325 million notional amount interest rate swap agreement to protect against Eurodollar interest rate fluctuations, which we sold in June 2008. See Note 14(a) for a description of the swap agreement.

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

On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and will continue to be included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement. As of September 30, 2008, we were in compliance with all covenants under the Credit Agreement.

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

Covenants. The 8.125% Notes contain certain affirmative covenants including requirements to furnish the holders of 8.125% Notes with financial statements and other financial information and to provide the holders of 8.125% Notes notice of material events. The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, and limitations on lines of business and merger and consolidations. As of September 30, 2008, we were in compliance with all covenants under the 8.125% Notes.

7. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

From time to time, we enter into derivative financial instruments that are measured at fair value. See Note 14 for further discussion.

8. Income Taxes

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

The effective tax rate for the nine months ended September 30, 2008 was approximately 17.3% as compared to a rate of (30.8%) in the nine months ended September 30, 2007. Our effective tax rate for the nine months ended September 30, 2008 was lower than our statutory rate primarily due to recognition of net operating loss carryforwards on U.S. operations utilized during the period that were previously offset by valuation allowances, offset by not recording a tax benefit for certain foreign net operating loss carryforwards generated during the period and a different income mix between foreign and domestic tax jurisdictions. Our effective tax rate for the nine months ended September 30, 2007 was less than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions and due to not recording a tax benefit for certain net operating loss carryforwards generated during that period.

As of September 30, 2008, we had total unrecognized tax benefits of $0.7 million. During the nine months ended September 30, 2008, we had an increase of $0.3 million in these tax positions mainly due to expected tax audit settlements. As of September 30, 2008, we estimated $0.7 million in unrecognized tax benefits that, if recognized, would impact the effective tax rate. We recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes in our Condensed Consolidated Statement of Operations. During nine months ended September 30, 2008, we recognized $0.2 million of interest charges related to unrecognized tax benefits, and at September 30, 2008, we had accrued $0.2 million for interest and penalties. As of September 30, 2008, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year, and no material changes have occurred in our estimates or are expected to occur in events related to anticipated changes in our unrecognized tax benefits.

Kraton files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of September 30, 2008, our 2005 through 2007 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

9. Commitments and Contingencies

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

While we are involved from time to time in litigation and governmental actions arising in the ordinary course of business, we are not aware of any actions which we believe would materially adversely affect our business, consolidated results of operations, financial position or cash flows.

10. Employee Benefits

(a) Investment in Kraton Management LLC (Management LLC)

We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. The membership units are subject to customary tag-along and drag-along rights, as well as a company call right in the event of termination of employment. As of September 30, 2008, there were 1,886,000 membership units of Management LLC issued and outstanding.

(b) TJ Chemical Holdings LLC 2004 Option Plan

On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including Kraton, of non-qualified options (Options) to purchase TJ Chemical membership units. All Options granted in 2006, 2007 and 2008 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.

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

A committee of TJ Chemical’s board (the Committee) has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee has the right to terminate all of the outstanding Options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such Option, or the spread. Generally, in the event of a merger, the Options will pertain to and apply to the securities that the Option holder would have received in the merger. Generally, in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the value of the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.

On a termination of a participant’s employment, unvested Options automatically expire and vested Options expire on the earlier of: (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) one year after the date employment is terminated by reason of death or disability; or (4) the tenth anniversary of the grant date for such Option. In the event the participant’s employment is terminated by Kraton without cause or by the executive officer for good reason within two years following a change in control, all Options become vested as of such termination.

Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights for the 180-day period following the later of a termination of employment and six months and one day following the date that units were acquired pursuant to the exercise of the option. TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical. See Note 10(e) for further discussion.

(c) Profits Units of Kraton Management, LLC (Management, LLC)

The Compensation Committee may grant Profits Units of Management LLC (subject to the 8% pool limitation described above) (Profits Units). Profits Units are economically equivalent to options, except that they provide the recipient with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates are not entitled to receive any tax deductions at the time of grant or disposition of the Profits Units by the employee. Generally, pursuant to the applicable grant agreements, 50% of the Profits Units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, which is defined as the initial value of TJ Chemical’s assets on the date of the grant, and 50% of the Profits Units will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, provided that the participant is employed by Kraton or its subsidiaries on such vesting date and provided further, that 100% of the Profits Units shall become vested upon a change in control of TJ Chemical. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. In the case of our President and Chief Executive Officer, if at the time TJ Chemical makes a determination as to whether he is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. If an employee’s employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested Profits Units. Upon the occurrence of any distributions received by Management LLC, the holders of the Profits Units will have a right to receive their pro rata share of the positive difference between initial value of the Profits Units, as determined by the profits unit award agreement, and the then current fair value of the Profits Units, as determined in accordance with the terms of the agreement governing TJ Chemical and Management LLC. See Note 10(e) for further discussion.

As of September 30, 2008, there were 900,000 Profits Units granted and not yet vested.

(d) Options and Profits Units Outstanding

The aggregate number of Options and Profits Units under the Option Plan shall not exceed 23,740,802 (the Aggregate Limit) representing 8.7% of the outstanding membership units and Profits Units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of August 2008, the Option Plan was amended to provide for an increase in the number of Options and Profit Units from 21,740,802 to 23,740,802.

In the third quarter of 2008, no Options were granted and 421,000 Options were forfeited. As of September 30, 2008, the total Options granted under the Option Plan amounted to 21,552,118. In addition, as of September 30, 2008, there were 900,000 Profits Units granted under the Option Plan and not yet vested. See Note 10(c) for further discussion.

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

(f) 2008 Incentive Compensation Plan

On February 5, 2008, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2008 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan ranges from $0 to $18.0 million, depending on the level of achievement against performance goals. As of September 30, 2008, we recorded a total liability for incentive compensation of approximately $12 million.

(g) Retirement Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2008 and September 30, 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$603	$644	$1,809	$1,932
Interest cost	1,059	969	3,177	2,907
Expected return on plan assets	(1,032)	(908)	(3,096)	(2,724)

Net periodic benefit cost	$630	$705	$1,890	$2,115

The components of net periodic benefit cost related to other postretirement benefits for the three and nine months ended September 30, 2008 and September 30, 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$88	$88	$264	$264
Interest cost	212	187	636	561

Net periodic benefit cost	$300	$275	$900	$825

11. Industry Segment and Foreign Operations

We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who regularly reviews financial information to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by SFAS 131 can be found in the condensed consolidated financial statements.

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Total operating revenues
United States	$126,489	$97,397	$319,361	$285,417
Germany	45,207	37,558	120,959	112,491
The Netherlands	25,930	11,382	68,589	38,824
Italy	13,819	12,601	39,622	38,152
Japan	19,367	12,830	50,922	37,434
China	9,165	11,457	27,895	31,059
United Kingdom	11,748	10,979	32,700	30,036
Brazil	13,823	10,143	32,430	26,851
Belgium	11,218	8,945	23,484	23,374
France	10,163	8,734	31,271	22,684
Poland	11,000	8,177	22,032	16,536
Canada	6,776	6,216	21,374	16,342
Taiwan	6,701	5,151	17,497	15,384
Thailand	8,103	4,498	17,372	12,054
Turkey	4,526	4,172	13,953	11,187
Argentina	4,589	3,836	12,055	10,601
Sweden	4,059	3,667	11,595	10,025
Austria	4,187	3,264	9,450	7,480
Mexico	5,082	2,214	11,349	6,932
Denmark	2,070	2,008	7,906	6,764
Australia	3,498	2,547	11,674	6,264
All other countries	34,647	22,374	90,907	65,981

	$382,167	$290,150	$994,397	$831,872

	September 30, 2008	December 31, 2007

	(in thousands)
Long-lived assets
United States	$297,019	$298,979
Germany	40,400	40,406
Japan	4,776	3,743
France	110,642	111,441
The Netherlands	34,302	34,454
Brazil	54,586	56,721
China	2,304	2,119
All other countries	11,942	12,050

	$555,971	$559,913

12. Supplemental Guarantor Information

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

Kraton Polymers LLC

Condensed Consolidating Balance Sheet

September 30, 2008

(In thousands)

	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$—	$64,063	$20,176	$—	$84,239
Receivables, net	576	80,378	119,164	(16,196)	183,922
Inventories of products, net	—	136,449	154,925	(5,400)	285,974
Inventories of materials and supplies	—	6,932	4,956	—	11,888
Other current assets	4,062	728	5,461	—	10,251

Total current assets	4,638	288,550	304,682	(21,596)	576,274
Property, plant and equipment, less accumulated depreciation	96,209	162,641	120,543	—	379,393
Identifiable intangible assets, less accumulated amortization	24,195	—	46,938	—	71,133
Investment in consolidated subsidiaries	897,364	—	—	(897,364)	—
Investment in unconsolidated joint venture	813	—	10,083	—	10,896
Deferred financing costs	8,675	—	—	—	8,675
Other long-term assets	131,159	401,377	11,707	(526,440)	17,803

Total assets	$1,163,053	$852,568	$493,953	$(1,445,400)	$1,064,174

Liabilities and Member’s Equity

Current liabilities
Current portion of long-term debt	$3,445	$—	$—	$—	$3,445
Accounts payable-trade	2,700	54,729	50,236	—	107,665
Other payables and accruals	3,318	26,420	29,002	—	58,740
Due to related parties	—	5,030	32,212	(16,196)	21,046
Deferred income taxes	(812)	—	9,827		9,015

Total current liabilities	8,651	86,179	121,277	(16,196)	199,911
Long-term debt, net of current portion	572,462	—	—	—	572,462
Deferred income taxes	(14,158)	52,923	(69)	—	38,696
Long-term liabilities	398,834	17,851	135,751	(526,440)	25,996

Total liabilities	965,789	156,953	256,959	(542,636)	837,065

Commitments and contingencies
Member’s equity
Common equity	194,750	690,405	206,959	(902,764)	189,350
Accumulated other comprehensive income	2,514	5,210	30,035	—	37,759

Total member’s equity	197,264	695,615	236,994	(902,764)	227,109

Total liabilities and member’s equity	$1,163,053	$852,568	$493,953	$(1,445,400)	$1,064,174

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Balance Sheet

December 31, 2007

(In thousands)

	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets
Cash and cash equivalents	$—	$11,152	$37,125	$—	$48,277
Receivables, net	—	50,134	90,187	—	140,321
Due from related parties	1,873	19,856	6,291	(28,020)	—
Inventories of products, net	—	124,052	138,772	(6,501)	256,323
Inventories of materials and supplies	—	6,817	5,353	—	12,170
Other current assets	2,172	1,671	8,561	—	12,404

Total current assets	4,045	213,682	286,289	(34,521)	469,495
Property, plant and equipment, less accumulated depreciation	104,945	166,948	130,377	—	402,270
Identifiable intangible assets, less accumulated amortization	29,418	—	46,938	—	76,356
Investment in consolidated subsidiaries	807,543	—	—	(807,543)	—
Investment in unconsolidated joint venture	813	—	9,513	—	10,326
Deferred financing costs	10,323	—	—	—	10,323
Other long-term assets	97,301	400,861	16,997	(499,035)	16,124

Total assets	$1,054,388	$781,491	$490,114	$(1,341,099)	$984,894

Liabilities and Member’s Equity

Current liabilities
Current portion of long-term debt	$3,445	$—	$—	$—	$3,445
Accounts payable-trade	2,700	48,030	52,222	—	102,952
Other payables and accruals	13,503	17,988	24,325	—	55,816
Due to related parties	—	6,291	46,234	(28,020)	24,505
Deferred income taxes	—	—	9,827	—	9,827
Insurance note payable	494	—	—	—	494

Total current liabilities	20,142	72,309	132,608	(28,020)	197,039
Long-term debt, net of current portion	535,020	—	—	—	535,020
Deferred income taxes	(52,048)	84,417	7,074	—	39,443
Long-term liabilities	405,552	22,980	101,185	(499,035)	30,682

Total liabilities	908,666	179,706	240,867	(527,055)	802,184

Commitments and contingencies
Member’s equity
Common equity	145,722	621,110	190,361	(814,044)	143,149
Accumulated other comprehensive income	—	(19,325)	58,886	—	39,561

Total member’s equity	145,722	601,785	249,247	(814,044)	182,710

Total liabilities and member’s equity	$1,054,388	$781,491	$490,114	$(1,341,099)	$984,894

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2008

(In thousands)

	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$190,613	$218,192	$(45,530)	$363,275
Other	—	—	18,892	—	18,892

Total operating revenues	—	190,613	237,084	(45,530)	382,167
Cost of goods sold	(1,034)	134,803	199,480	(45,530)	287,719

Gross profit	1,034	55,810	37,604	—	94,448

Operating Expenses
Research and development	—	3,285	2,523	—	5,808
Selling, general, and administrative	500	16,872	10,842	—	28,214
Depreciation and amortization of identifiable intangibles	4,169	5,426	3,523	—	13,118

Total operating expenses	4,669	25,583	16,888	—	47,140

Equity in earnings of consolidated subsidiaries	(46,631)	—	—	46,631	—
Equity in earnings of unconsolidated joint venture	—	—	(94)	—	(94)
Interest expense, net	8,943	(2,715)	1,647	—	7,875

Income (loss) before income taxes	34,053	32,942	19,163	(46,631)	39,527
Income tax benefit (provision)	564	(36)	(5,438)	—	(4,910)

Net income (loss)	$34,617	$32,906	$13,725	$(46,631)	$34,617

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2007

(In thousands)

	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$141,096	$174,961	$(31,559)	$284,498
Other	—	(108)	5,760	—	5,652

Total operating revenues	—	140,988	180,721	(31,559)	290,150
Cost of goods sold	787	114,486	159,985	(31,559	243,699

Gross profit	(787)	26,502	20,736	—	46,451

Operating Expenses
Research and development	—	2,205	3,247	—	5,452
Selling, general, and administrative	(33)	7,730	7,897	—	15,594
Depreciation and amortization of identifiable intangibles	4,324	5,036	3,179	—	12,539

Total operating expenses	4,291	14,971	14,323	—	33,585

Equity in earnings of consolidated subsidiaries	(16,887)	—	—	16,887	—
Equity in earnings of unconsolidated joint venture	—	—	(189)	—	(189)
Interest expense, net	13,136	(2,495)	1,734	—	12,375

Income (loss) before income taxes	(1,327)	14,026	4,868	(16,887)	680
Income tax benefit (provision)	573	295	(2,302)	—	(1,434)

Net income (loss)	$(754)	$14,321	$2,566	$(16,887)	$(754)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2008

(In thousands)

	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$494,733	$588,379	$(135,187)	$947,925
Other	—	—	46,472	—	46,472

Total operating revenues	—	494,733	634,851	(135,187)	994,397
Cost of goods sold	(1,101)	373,118	551,788	(135,187)	788,618

Gross profit	1,101	121,615	83,063	—	205,779

Operating Expenses
Research and development	—	12,915	8,214	—	21,129
Selling, general, and administrative	752	41,062	31,764	—	73,578
Depreciation and amortization of identifiable intangibles	13,959	16,187	10,734	—	40,880

Total operating expenses	14,711	70,164	50,712	—	135,587

Equity in earnings of consolidated subsidiaries	(76,196)	—	—	76,196	—
Equity in earnings of unconsolidated joint venture	—	—	(314)	—	(314)
Interest expense, net	29,963	(7,780)	5,495	—	27,678

Income (loss) before income taxes	32,623	59,231	27,170	(76,196)	42,828
Income tax benefit (provision)	2,800	(51)	(10,154)	—	(7,405)

Net income (loss)	$35,423	$59,180	$17,016	$(76,196)	$35,423

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2007

(In thousands)

	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$416,149	$511,132	$(114,955)	$812,326
Other	—	—	19,546	—	19,546

Total operating revenues	—	416,149	530,678	(114,955)	831,872
Cost of goods sold	799	345,970	469,846	(114,955)	701,660

Gross profit	(799)	70,179	60,832	—	130,212

Operating Expenses
Research and development	—	4,936	13,568	—	18,504
Selling, general, and administrative	(33)	26,778	22,463	—	49,208
Depreciation and amortization of identifiable intangibles	12,972	15,023	8,422	—	36,417

Total operating expenses	12,939	46,737	44,453	—	104,129

Equity in earnings of consolidated subsidiaries	(38,450)	—	—	38,450	—
Equity in earnings of unconsolidated joint venture	—	—	(514)	—	(514)
Interest expense, net	34,203	(7,138)	5,442	—	32,507

Income (loss) before income taxes	(9,491)	30,580	11,451	(38,450)	(5,910)
Income tax benefit (provision)	1,759	295	(3,876)	—	(1,822)

Net income (loss)	$(7,732)	$30,875	$7,575	$(38,450)	$(7,732)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(In thousands)

	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Cash flows provided by (used in) operating activities	$(27,475)	$58,072	$(26,718)	$—	$3,879

Cash flows used in investing activities
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(11,880)	(3,441)	—	(15,321)

Net cash used in investing activities	—	(11,880)	(3,441)	—	(15,321)

Cash flows provided by (used in) financing activities
Borrowings under debt obligations	316,250	—	—	—	316,250
Repayment of debt obligations	(278,808)	—	—	—	(278,808)
Proceeds from cash contribution from member	10,000	—	—	—	10,000
Proceeds from (payments on) intercompany loans	(19,473)	6,719	12,754	—	—
Net payment of insurance note payable	(494)	—	—	—	(494)

Net cash provided by financing activities	27,475	6,719	12,754	—	46,948

Effect of exchange rate difference on cash and cash equivalents	—	—	456	—	456

Net increase (decrease) in cash and cash equivalents	—	52,911	(16,949)	—	35,962
Cash and cash equivalents at beginning of period	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	$—	$64,063	$20,176	$—	$84,239

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

(In thousands)

	Issuers (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Cash flows provided by (used in) operating activities	$(29,070)	$68,593	$12,557	$—	$52,080

Cash flows used in investing activities
Purchase of plant and equipment net of proceeds from sales of equipment	—	(11,466)	(8,352)	—	(19,818)

Net cash used in investing activities	—	(11,466)	(8,352)	—	(19,818)

Cash flows provided by (used in) financing activities
Repayment of debt obligations	(42,787)	—	—	—	(42,787)
Proceeds from cash contribution from member	—	—	—	—	—
Proceeds from (payments on) intercompany loans	70,619	(70,619)	—	—	—
Net proceeds from insurance note payable	1,238	—	—	—	1,238

Net cash provided by (used in) financing activities	29,070	(70,619)	—	—	(41,549)

Effect of exchange rate difference on cash and cash equivalents	—	—	(1,997)	—	(1,997)

Net increase (decrease) in cash and cash equivalents	—	(13,492)	2,208	—	(11,284)
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$358	$31,959	$—	$32,317

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

13. New Accounting Pronouncements.

The following new accounting pronouncements were adopted during the nine months ended September 30, 2008:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” Also in February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. FAS 157-1 by Kraton effective January 1, 2008 did not have a material impact on our consolidated results of operations, financial position or cash flows. See Note 7 for further discussion. Kraton has elected to defer the adoption of SFAS No. 157 for the measurement of asset retirement obligations until January 1, 2009 as permitted.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions in fair values resulting from a change in the valuation technique or its application would be accounted for as a change in accounting estimate. The adoption of FSP No. FAS 157-3 had no impact on Kraton’s consolidated results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” In February 2007, the FASB issued SFAS No.159, which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 by Kraton effective January 1, 2008 did not have a material impact on our consolidated results of operations, financial position or cash flows.

The following new accounting pronouncements have been issued, but have not yet been adopted as of September 30, 2008:

SFAS No. 141R, “Business Combinations.” In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and cannot be early adopted.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008.

FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Kraton does not expect the adoption of FSP No. FAS 142-3 to have a material impact on our consolidated results of operations, financial position or cash flows.

14. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements

In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income at September 30, 2008 and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense.

(b) Fair Value of Financial Instruments

The following table presents the carrying values and approximate fair values of our long-term debt at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term loans	$325,907	$325,907	$338,465	$338,465
Revolving loans	50,000	50,000	—	—
8.125% Notes	200,000	115,250	200,000	187,250

The Term Loans and Revolving Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

Foreign Currency Hedge

In July, 2008 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €20 million. The option contract does not qualify for hedge accounting and is scheduled to expire on December 29, 2008. During the third quarter of 2008, we recorded a charge of $0.5 million, which represented the mark-to-market impact of the purchased option contract. The charge has been classified within selling, general, and administrative expense on the Condensed Consolidated Statements of Operations.

Credit Risk

Kraton’s customers are diversified by industry and geography with approximately 700 customers in approximately 60 countries worldwide. We do not have concentrations of receivables from these industry sectors throughout these countries. The recent global economic downturn may affect our overall credit risk. Where exposed to credit risk, Kraton analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

15. Deferred Financing Costs

We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument. In the second and third quarters of 2008, we incurred fees of approximately $1.4 million associated with preliminary analysis of refinancing options associated with our Credit Agreement, of which $0.9 million was capitalized to Deferred financing costs on the Condensed Consolidated Balance Sheet as of June 2008. In the third quarter of 2008, we recorded a charge of $1.4 million to selling, general, and administrative expense in the Condensed Consolidated Statements of Operations as we determined our refinancing efforts were not probable due to current market conditions.

16. Subsequent Events

On October 15, 2008, we entered into a $320.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320.0 million of the term loan portion of the credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

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

Executive Overview

We believe we are the world’s leading producer of styrenic block copolymers (SBCs), a family of specialty chemical products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our specialty polymers are typically processed with other products to achieve customer specific performance characteristics in a variety of applications. Each polymer is highly customized to each application and is usually a critical component to the performance of our customer’s product, yet represents a small fraction of the overall cost of the customer’s finished product. The versatility of our portfolio of polymers is due to a wide range of distinctive molecular structures, which can be precisely controlled and tailored to unique design and performance characteristics. Each polymer requires a significant amount of testing and certification, which, combined with our proprietary chemistry encourages strong customer loyalty. We believe that our global scale, broad product offerings, superior technical expertise, strong customer relationships and well-recognized KRATON® brand name have allowed us to maintain our leading global position in SBCs.

We currently offer over 800 products to over 700 customers in over 60 countries worldwide. We are the only SBC producer with manufacturing and service capabilities on four continents enabling our multinational customers to meet their global needs. We operate six plants globally, including our flagship Belpre, Ohio plant in the United States (U.S.), the largest SBC plant in the world, as well as plants in Germany, France, The Netherlands, and Brazil. The plant in Japan is operated by a manufacturing joint venture. We serve a large number of customers across a diverse set of end-use markets in many regions of the world. As a result, we believe our sales are less sensitive to conditions in any one particular end-use market or region.

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

Recent Developments

Pricing

Through September 2008, Kraton continued to implement a series of global price increases which were generally broad-based across our end-use markets and in response to the continuing increase in raw material and energy costs. As of the date of this filing, the slowdown in the global economy is beginning to impact our global sales primarily in our Paving and Roofing and Advanced Materials end-use markets as a result of lower sales volumes. We will respond to these developments as they are better understood.

Raw Materials

With Hurricanes Gustav and Ike causing unplanned outages at a number of U.S. Gulf Coast ethylene and butadiene extraction plants, even larger butadiene shortages initially developed in September and early October. More recently, Gulf Coast butadiene supply has improved significantly:

•

Producers have returned to normal operations, while several large butadiene consumers have remained idled from hurricane damage. We believe these butadiene consumers will however return to normal operation during the fourth quarter.

•	The financial market crisis has coincided with a rapid decline in crude oil prices during October.

•	In November, the price of butadiene in North America declined 20% after 12 consecutive months of price increases.

As a result, we are currently able to acquire all the butadiene we need, and have therefore discontinued our allocation of selected Styrene-butadiene-styrene block copolymers. We cannot predict the extent, duration or ultimate market effect of these changes in energy and raw material costs, availability, or individual supply/demand constraints.

New Products

Our latest innovation product, MD6705, breaks the processing barrier of conventional styrenic block copolymers now allowing fabricators to make bicomponent elastic nonwovens on commercial production equipment at full speed. Materials like PP, PET and nylon can be used as sheath, while MD6705 is in the core of the bicomponent fibers. MD6705 brings significant system cost savings via processing simplification to our customers and also achieves excellent elastic recovery and a soft fabric-like feel.

Cost Reduction Initiative

We launched a global initiative aimed at further reducing Kraton’s annual fixed costs by approximately $10 million beginning in 2009. Though not final in scope, the initiative is expected to include purchasing savings, staffing reductions, and curtailing other expenditures. The initiative also includes a full review of planned capital expenditures in 2009, with the expectation that any growth-oriented discretionary spending would be postponed.

Customer Event

One of our major asphalt customers, SemMaterials L.P. (SEM), filed a petition for relief under Chapter 11 of Title 11 of the U.S. Code on July 22, 2008, along with several of SEM’s affiliated companies. Kraton has outstanding pre-petition receivables of approximately $0.4 million due from SEM, but does not believe that SEM’s bankruptcy case will have a material effect on our ongoing operations.

Kraton intends to seek payment on the pre-petition receivables due from SEM through the appropriate claim-filing procedures in SEM's bankruptcy cases.

Factors Affecting Our Results of Operations

Raw Materials

Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 49%, 52% and 54% of our total cost of goods sold for the twelve months ended December 31, 2007, and the nine months ended September 30, 2008 and 2007, respectively. The cost of these monomers has generally increased as crude oil prices have escalated. In addition to changes in crude oil prices, global supply and demand and economic conditions have resulted in increased costs for these monomers in 2008. Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell

Chemicals or its affiliates, LyondellBasell, and other suppliers under long-term supply contracts with various expiration dates.

We have received Shell Chemicals’ termination notice for isoprene supply to Pernis, The Netherlands, effective December 31, 2009, and are in the process of reviewing the strategic and economic options for our Pernis assets. Upon termination of the isoprene supply agreement with Shell Chemicals on December 31, 2009, we may not be able to obtain the isoprene required for our operations at our Pernis, The Netherlands, facility on terms favorable to us or at all. On April 24, 2008, we received a notice of termination from Shell Chemicals for our U.S. butadiene supply contract effective April 30, 2009. We source butadiene in the U.S. pursuant to this contract. We expect to negotiate and enter into one or more replacement agreements with Shell Chemicals and/or other suppliers, although no assurances can be provided that any such replacement agreement will be entered into or as to the volumes or terms of any such replacement agreement(s). As of September 2008, we were unable to obtain the supply of butadiene to which we are entitled under all supply agreements. The significant factors causing the shortfall were the continued tight supply/demand balance for butadiene, especially in North America. The high cost of crude oil (relative to natural gas) led ethylene producers to crack lighter feedstocks which resulted in less Crude C4 production and butadiene extraction. As a result, we were unable to produce all products necessary to meet customer demand and, in turn, had to allocate certain available product supplies among our customers.

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

Butadiene is used in the production of certain grades of both USBC and HSBC products. The price for butadiene is volatile and is determined by worldwide supply and demand and prevailing crude oil and ethylene prices. Butadiene is a by-product of the production of other petrochemicals and worldwide supply may be less responsive to increased demand for butadiene as compared to other petrochemicals. Isoprene is used in the production of certain grades of USBC, HSBC and IR. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and as such the market for isoprene is tight. Since there are a limited number of isoprene producers, the price for isoprene can also be driven by the operating efficiency of some key producers. The cracking of light ethylene feedstocks that has limited butadiene supply has also restricted the production of Crude C5 and the extraction of isoprene.

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

International Operations and Currency Fluctuations

We operate a geographically diverse business, with 40% of net product sales generated from customers located in the Americas, 46% in Europe and 14% in the Asia Pacific region during the nine months ended September 30, 2008. Our products are sold to customers in more than 60 countries. We serve our customer base from six manufacturing plants in six countries.

Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real.

Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. In 2008, we entered into two foreign currency option contracts to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate. The first option contract was entered into on April 3, 2008 and expired on June 26, 2008. The second option contract was entered into on July 1, 2008 and is scheduled to expire on December 29, 2008. See Note 14 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)

	(in thousands)
RESULTS OF OPERATIONS
Operating revenues	$382,167	$290,150	$92,017	$994,397	$831,872	$162,525
Cost of goods sold	287,719	243,699	44,020	788,618	701,660	86,958

Gross profit	94,448	46,451	47,997	205,779	130,212	75,567

Operating expenses	47,140	33,585	13,555	135,587	104,129	31,458

Interest expense, net	7,875	12,375	(4,500)	27,678	32,507	(4,829)

Income (loss) before income taxes	39,527	680	38,847	42,828	(5,910)	48,738
Income tax provision	(4,910)	(1,434)	3,476	(7,405)	(1,822)	5,583

Net income (loss)	$34,617	$(754)	$35,371	$35,423	$(7,732)	$43,155

Three Months Ended September 30, 2008 as Compared to September 30, 2007

Operating Revenues. Operating revenues for the three months ended September 30, 2008 increased $92.0 million or 31.7% compared to the same period in 2007. The increase was driven primarily by:

•

Sales increased $78.8 million or 27.7%. The increase in sales was the result of increases in global product sales prices and changes in product mix of $70.4 million and impact of changes in foreign currency exchange rates of $18.4 million, partially offset by a $9.9 million decrease related to a 6.0 kt, or 6.3 % decline in sales volume.

We implemented a series of global price increases in the first three quarters of 2008, which were generally broad-based across our end-use markets and in response to the continuing increase in raw material and energy costs. We experienced lower volume in our Paving and Roofing and Advanced Materials end-use market, largely due to constrained availability of butadiene. We continue to see lower sales volume in non-core end uses, such as footwear.

•

Other revenue increased $13.2 million or 234.3%. The increase primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of isoprene rubber.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2008 increased $44.0 million or 18.1% compared to the same period in 2007. The increase was driven primarily by:

•	a $13.4 million increase from changes in foreign currency exchange rates,

•	a $24.6 million increase in monomer and other production costs,

•	a $13.2 million increase in by-product cost, partially offset by,

•	a $7.2 million decline in cost of goods sold directly related to the decline in sales volume.

As a percentage of operating revenues, cost of goods sold decreased to 75.3% for the three months ended September 30, 2008 from 84.0% for the same period in 2007.

Gross Profit. Gross profit for the three months ended September 30, 2008 increased $48.0 million or 103.3% compared to the same period in 2007. As a percentage of operating revenues, gross profit increased to 24.7% for the three months ended September 30, 2008 from 16.0% for the same period in 2007.

Operating Expenses. Operating expenses for the three months ended September 30, 2008 increased $13.6 million or 40.4% compared to the same period in 2007. The increase was driven primarily by:

•

Research and development increased $0.4 million or 6.5%. The increase was largely due to the costs associated with the realignment of our research, technical service and new business development organizations.

As a percentage of operating revenues, research and development decreased to 1.5% for the three months ended September 30, 2008 from 1.9% for the same period in 2007.

•

Selling, general and administrative increased $12.6 million or 80.9%. The increase was primarily due to $9.7 million associated with Kraton’s incentive compensation plan, $1.4 million related to analysis of refinancing options and $1.1 million from changes in foreign currency exchange rates.

As a percentage of operating revenues, selling, general and administrative increased to 7.4% for the three months ended September 30, 2008 from 5.4% for the same period in 2007.

•

Depreciation and amortization of identifiable intangibles increased $0.6 million or 4.6%. The increase in depreciation and amortization expense reflects assets that were under construction in prior periods that were completed and placed in service, including our polyisoprene latex plant at our Paulinia, Brazil facility and changes in foreign currency exchange rates.

Interest expense, net. Interest expense, net for the three months ended September 30, 2008 decreased $4.5 million or 36.4% compared to the same period in 2007. The decrease was primarily due to lower debt balances and lower interest rates, and the impact of the interest rate swap agreement. The average debt balances outstanding were $542.0 million and $580.2 million, in the three months ended September 30, 2008 and 2007, respectively. The effective interest rates on our debt during the same periods were 6.3% and 8.1%, respectively. We borrowed $50.0 million on our Revolver on September 23, 2008. See Note 14(a) for a description of the swap agreement.

Income tax provision. Income tax provision for the three months ended September 30, 2008 was $4.9 million compared to $1.4 million for the same period in 2007. The effective tax rate was approximately 12.4% for the three months ended September 30, 2008 as compared to 210.9% for the same period in 2007. Our effective tax rate for the three months ended September 30, 2008 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and recognition of deferred tax assets on US operations that were previously offset by valuation allowances, as well as a different income mix between foreign and domestic tax jurisdictions. Our effective tax rate for the three months ended September 30, 2007 was higher than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and a different income mix between foreign and domestic tax jurisdictions.

Nine Months Ended September 30, 2008 as Compared to September 30, 2007

Operating Revenues. Operating revenues for the nine months ended September 30, 2008 increased $162.5 million or 19.5% compared to the same period in 2007. The increases were driven primarily by:

•

Sales increased $135.6 million or 16.7%. The increase in sales was the result of increases in global product sales prices and changes in product mix of $105.7 million and impact of changes in foreign currency exchange rates of $59.5 million, partially offset by a $29.5 million decrease related to a 14.6 kt, or 5.3 % decline in sales volume.

We experienced volume growth in our Adhesives, Sealants and Coatings end-use market which was more than offset by lower volume for our Paving and Roofing and Advanced Materials end-use market. Our volume in all end-use markets was constrained due to butadiene availability. We continue to see lower sales volume in non-core end uses, such as footwear.

•

Other revenue increased $26.9 million or 137.8%. The increase primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of isoprene rubber.

Cost of Goods Sold. Costs of goods sold for the nine months ended September 30, 2008 increased $86.9 million or 12.4 % compared to the same period in 2007. The increase was driven primarily by:

•	a $45.7 million increase from changes in foreign currency exchange rates,

•	a $26.9 million increase in by-product cost,

•	a $37.1 million increase in monomer and other production costs, partially offset by,

•	a $22.8 million decline in cost of goods sold directly related to the decline in sales volume.

As a percentage of operating revenues, cost of goods sold decreased to 79.3% for the nine months ended September 30, 2008 from 84.3% for the same period in 2007.

Gross Profit. Gross profit for the nine months ended September 30, 2008 increased $75.6 million or 58.0 % compared to the same period in 2007. As a percentage of operating revenues, gross profit increased to 20.7% for the nine months ended September 30, 2008 from 15.7% for the same period in 2007.

Operating Expenses. Operating expenses for the nine months ended September 30, 2008 increased $31.5 million or 30.2% compared to the same period in 2007. The increase was driven primarily by:

•

Research and development increased $2.6 million or 14.2%. The increase was primarily due to the costs associated with the realignment of our research, technical service and new business development organizations.

As a percentage of operating revenues, research and development decreased to 2.1% from 2.2% compared to the same period in 2007.

•

Selling, general and administrative increased $24.4 million or 49.5%. The increase was primarily due to $5.5 million associated with the previously announced senior executive and other management changes, $4.6 million from changes in foreign currency exchange rates, $11.3 million associated with Kraton’s incentive compensation plan and $1.4 million related to analysis of refinancing options.

As a percentage of operating revenues, selling, general and administrative increased to 7.4% from 5.9% compared to the same period in 2007.

•

Depreciation and amortization of identifiable intangibles increased $4.5 million or 12.3%. The increase in depreciation and amortization was due to timing of capital expenditures, including our polyisoprene latex plant at our Paulinia, Brazil facility, accelerated depreciation on the SIS plant assets at our Pernis facility beginning in September 2007, and changes in foreign currency exchange rates.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2008 decreased $4.8 million or 14.9% compared to the same period in 2007. The decrease was primarily due to lower debt balances and lower interest rates, and the impact of the interest rate swap agreement. However, the decrease was partially offset by an adjustment to interest expense, net in 2007 related to the accounting for interest rate swaps that resulted in a decrease in interest expense and therefore an increase in pre-tax income of approximately $1.6 million for the nine months ended September 30, 2007. The average debt balances outstanding were $557.8 million and $580.1 million with effective interest rates of 6.6% and 7.6%, respectively. See Note 14(a) for a description of the swap agreement.

Income tax provision. Income tax provision was $7.4 million for the nine months ended September 30, 2008, as compared to $1.8 million for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was approximately 17.3% as compared to a rate of (30.8)% for the nine months ended September 30, 2007. Our effective tax rate for the nine months ended September 30, 2008 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and recognition of deferred tax assets on U.S. operations that were previously offset by valuation allowances, as well as a different income mix between foreign and domestic tax jurisdictions. Our effective tax rate for the nine months ended September 30, 2007 was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and a different income mix between foreign and domestic tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We are a holding company without any operations or assets other than the operations of our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances. We believe that, based on current and anticipated levels of operations, cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our 8.125% Notes and senior secured credit facility. Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. As of September 30, 2008, we had $84.2 million of cash and cash equivalents. We have available to us, upon compliance with customary conditions, the $75.5 million revolving portion of the senior secured credit facility of which we had borrowed $50.0 million on our Revolver at September 30, 2008. From time to time, on an ongoing basis, we continue to evaluate options with respect to our overall debt structure, including, without limitation, the possibility of purchases in the open market of Kraton indebtedness up to amounts permitted under our senior secured credit facility. The ability for us to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control.

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

At September 30, 2008, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.

Operating Cash Flows

Net cash provided by operating activities decreased $48.2 million for the nine months ended September 30, 2008 compared to the same period in 2007. This change was driven primarily by:

•	Increased accounts receivable and inventory balances principally related to increases in global product pricing and increased cost of raw materials, partially offset by higher earnings.

Investing Cash Flows

Net cash used in investing activities totaled $15.3 million for the nine months ended September 30, 2008 compared to $19.8 million used in investing activities during the same period in 2007. This $4.5 million decrease was primarily driven by:

•	a lower rate of capital expenditures.

Capital Expenditures. We are forecasting 2008 capital expenditures of approximately $30.0 million to $35.0 million. These capital expenditures will be for maintenance, infrastructure, expansion and cost reduction projects. Our minimum annual capital expenditure levels to maintain and achieve incremental improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million.

Belpre Plant Instrumentation Upgrade. In May, we entered into a contract with Invensys Systems Inc. pursuant to which certain systems and operating controls at the Belpre, Ohio facility will be upgraded in stages over the next several years. Pursuant to the contract, Invensys will provide detailed engineering design necessary to implement the new systems, as well as supply hardware and software for such systems. This project is designed to significantly improve the effectiveness, competitiveness and operating efficiency of the Belpre plant. The project will begin in the second-half of 2008 and will be completed in distinct phases extending into 2012, with the total spending currently estimated at $40.0 million.

Financing Cash Flows and Liquidity

Net cash provided by financing activities totaled $46.9 million in the first nine months of 2008 compared to $41.5 million net cash used in financing activities in the first nine months of 2007. This change was driven primarily by:

•	a voluntary pre-payment of $40 million on the Term Facility in September 2007, and

•	a $50 million draw on the Revolver in September 2008.

Description of Our Indebtedness. See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of our debt facilities and related financial and other covenants. In September 2008, we borrowed $50 million on our Revolving Loans due to the uncertainties resulting from the recent and on-going global credit crisis. The proceeds are classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Other Contingencies

As a chemicals manufacturer, our operations in the U.S. and abroad are subject to a wide range of environmental laws and regulations at both the national and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management.

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

Contractual Commitments

We have contractual obligations for long-term debt, operating leases and purchase obligations that were summarized in a table of contractual commitments in our 2007 Annual Report on Form 10-K. There has been no material change other than the operating lease at Westhollow Technology Center since that date.

Off-Balance Sheet Transactions

We are not involved in any material off-balance sheet transactions as of September 30, 2008.

OTHER ISSUES

New Accounting Pronouncements

See Note 13 of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. We have $325.9 million of variable rate debt outstanding under our senior secured credit facility as of September 30, 2008. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. In addition, we have $50.0 million of variable rate debt outstanding under our Revolving Loans. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77% and was scheduled to expire on April 1, 2010. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately, one-half of our revenue and costs are denominated in U.S. dollars. Euro-related currencies are also significant. In July, 2008 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €20 million. The option contract is scheduled to expire on December 29, 2008.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. We have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.

Item 4.	Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 9 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

Readers of the Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q, and 8-K, in connection with any evaluation of Kraton’s financial position, results of operations and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit Number
*10.1	Amendment to TJ Chemical Holdings LLC 2004 Option Plan

*31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

*31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

*32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON POLYMERS LLC

Date: November 12, 2008	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: November 12, 2008	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer