Form 10-K
period 2008-12-31
Kraton Polymers LLC
filed 2009-03-26
CIK 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-123747

KRATON POLYMERS LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3739386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15710 John F. Kennedy Blvd, Suite 300 Houston, TX 77032	281-504-4700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The equity interests of the registrant are not publicly held and the aggregate market value is therefore not determinable.

DOCUMENTS INCORPORATED BY REFERENCE

KRATON POLYMERS LLC

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K under the captions “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•	a downturn in overall economic conditions or changes in levels of consumer spending or preferences,

•	our dependence on LyondellBasell Industries, Shell Chemicals and other suppliers to perform their obligations to us,

•

failure of our suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials and interrupt production,

•	limited availability or increases in prices of raw materials used in our business,

•	our substantial level of indebtedness,

•	competitive pressures in the specialty chemicals industry,

•	our ability to continue technological innovation and successful commercial introduction of new products,

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical manufacturing,

•	compliance with extensive environmental, health and safety laws, including regulation of our employees’ exposure to butadiene, could require material expenditures or changes in our operations,

•	the risk of accidents that could disrupt our operations or expose us to significant losses or liabilities,

•	governmental regulations and trade restrictions,

•	exposure to interest rate and currency fluctuations,

•	acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and sold, and

•	other risks and uncertainties described in this report and Kraton’s other reports and documents.

These statements are based upon current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

You should carefully consider the “Risk Factors” described in this Form 10-K and subsequent public statements, or reports filed with or furnished to the Securities and Exchange Commission, before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

Item 1. Business.

General

Our Company

Kraton Polymers LLC, together with its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us” or “Kraton.” Kraton Polymers LLC is the parent of Elastomers Holdings LLC (holding company of Kraton’s United States (U.S.) operations) K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or “Polymer Holdings,” owns 100% of the equity interests of Kraton, either directly or indirectly. TJ Chemical Holdings LLC, or “TJ Chemical,” owns 100% of the equity interests of Polymers Holdings. TJ Chemical is owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain entities affiliated with said parties, entities affiliated with or managed by J.P. Morgan Partners, LLC, and affiliates, and Kraton Management LLC.

We believe we are the world’s leading producer (in terms of both 2008 sales revenues and sales volumes) of styrenic block copolymers (SBCs), a family of specialty chemical products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our specialty polymers are typically processed with other products to achieve customer specific performance characteristics in a variety of applications. Each polymer is highly customized to each application and is usually a critical component to the performance of our customer’s product, yet represents a small fraction of the overall cost of the customer’s finished product. The versatility of our portfolio of polymers is due to a wide range of distinctive molecular structures, which can be precisely controlled and tailored to unique design and performance characteristics. Each polymer requires a significant amount of testing and certification, which, when combined with our proprietary chemistry, encourages strong customer loyalty. We believe that our global scale, broad product offerings, superior technical expertise, strong customer relationships and well-recognized KRATON® brand name have allowed us to maintain our leading global position in SBCs.

We serve a large number of customers across a diverse set of end-use markets in many regions of the world. As a result, we believe our sales are less sensitive to conditions in any one particular end-use market or region. We currently offer over 800 products to more than 700 customers in over 60 countries worldwide. We are the only SBC producer with manufacturing and service capabilities on four continents, enabling our multinational customers to meet their global needs. We manufacture products at six plants globally, including our flagship Belpre, Ohio plant in the United States, the largest SBC plant in the world, as well as plants in Germany, France, The Netherlands, Brazil and Japan. The plant in Japan is operated by a manufacturing joint venture.

Our Business Strategy

Deliver New Innovative Products to the Marketplace. Since the introduction of SBCs by Kraton in the mid-1960s, we have experienced strong demand for new products that utilize the enhancing properties offered by our polymers. Nearly all of the major applications for SBCs today were originally pioneered by Kraton. As a proven product innovator, we will continue to employ our product knowledge and technical expertise to provide application-based solutions for our customers’ highly specialized needs. This can include modifications to current products as well as significant new innovations aimed at displacing more expensive, less efficient product solutions in the marketplace. Currently, we believe we have a strong new product pipeline to take advantage of new opportunities. Kraton was awarded the 2009 Frost & Sullivan North American Technology Leadership of the Year Award in the field of elastic nonwovens. The award cited Kraton’s intense R&D efforts driving innovation in pioneering the development of styrenic block copolymers, particularly noting MD6705, G1643 and MD6717 grades, which are suitable for a wide variety of applications that demand superior qualities of softness, breathability and elasticity.

Focus on the Highest Growth Segments. We are organized around and focus our efforts upon our core end-use markets of Advanced Materials; Adhesives, Sealants and Coatings; and Paving and Roofing, and we generally believe that this will provide us with the greatest opportunity to differentiate ourselves. We generated approximately 96% of our product sales in 2008 from these core end-use markets where we have devoted substantial research and development resources to product solutions. We believe these core end-use markets will continue to require more complex and higher value-added SBC formulations, which we believe we are well positioned to provide. We are also pursuing initiatives in emerging businesses, outside of our core end-use markets, which leverage our set of core competencies. We believe that our unique IR latex product is the answer to a strong market pull for natural rubber latex replacement in medical applications. With this material we have already established a global leading position in synthetic surgical gloves, and we believe the global market demand for it will continue to expand rapidly. We can currently count on two plants to supply our customers, and we are now focusing our efforts on significant capacity expansion projects with the aim of fully capturing the growing needs of existing and new customers.

Provide Superior Product Quality and Customer Service. We strive to be the supplier of choice to our customers by offering the highest value-added combination of innovative products, quality, consistency and global technical support. We believe we offer our customers the most extensive product range and global supply availability in the industry through the industry’s largest group of dedicated sales and support personnel. Kraton is the technology leader in the industry and has a unique ability to customize polymers to meet specific customer needs. In addition, we utilize our dedicated technical staff to work interactively with our customers to develop new products or customize existing products to meet customer requirements. Customers place a high value on our ability to manufacture products that are consistent and of high quality, as these attributes are critical to the efficiency of their own production processes.

Expanding into New Regions and Applications. We believe we have a very strong market position in North America and Europe, which we intend to maintain and grow. We also see significant growth opportunities in other regions, particularly Asia Pacific. We believe that long-term, Asian economic development will drive significant growth in demand for SBCs in that region. We are committed to the region and are seeking to expand our presence there. As part of our Asia Pacific expansion strategy, we are still evaluating participating in the construction of an HSBC manufacturing facility in the region, or otherwise obtaining access to such a facility. In addition, the development of our new Sulfonated block copolymers will enable us to penetrate into new markets outside our traditional markets, including membrane and protective clothing applications.

Focus on Operational Excellence and Reduce Unit Costs. We continued pursuing opportunities for cost reduction, operational improvement and efficient preservation of capital.

In September 2007 we exited the SIS plant at our Pernis facility and relocated our SIS production to our other production facilities as part of our cost reduction efforts. This resulted in a contractor workforce reduction and provided annual cost savings of approximately $10 million.

In March 2008 we realigned our Research and Technical Service organization to better align our research and product development capabilities with our customers’ market development priorities going forward, while reducing costs by $3.0 million on an annual basis.

In May 2008 we entered into a contract with Invensys Systems Inc. pursuant to which certain systems and operating controls at the Belpre, Ohio facility are being upgraded in stages over the course of several years. Pursuant to the contract, Invensys is providing detailed engineering design necessary to implement the new systems, as well as supply hardware and software for such systems. This project should significantly improve the effectiveness, competitiveness and operating efficiency of the Belpre plant. The project began in the second-half of 2008 and will be completed in distinct phases extending into 2012, with the total spending currently estimated at $40.0 million.

In August 2008 we signed a lease on a new building that will house our Houston-based research and technology service organization. The new facility will be occupied in the first half of 2009 and is designed specifically to enhance the effectiveness of our Research and Technology Service organization.

In November 2008 we launched a global initiative aimed at further reducing Kraton’s annual fixed costs by approximately $10.0 million beginning in 2009. We expect to exceed our $10 million fixed cost reduction target, as we continue to aggressively pursue new options to reduce cost, improve productivity, and manage cash. The initiative includes purchasing savings, staffing reductions, and curtailing other expenditures. The initiative also reduces planned capital expenditures to a limited number of high priority projects.

In December 2008, Kraton’s Board of Directors approved the Global Enterprise Resource Plan (ERP) project which began in January 2009. We have undertaken this project to perform an ERP implementation utilizing a single global system and implementing best practices for our industry. This will result in Kraton having a world-class global ERP system. We expect to achieve annual cost savings of approximately $5 million to $10 million as a result. The ERP implementation is projected to be completed by January 2010.

Our End-Use Markets

We serve three core end-use markets: (1) Advanced Materials; (2) Adhesives, Sealants and Coatings; and (3) Paving and Roofing. We also serve an emerging business category which includes our IR Latex activity. Other markets include footwear; lubricant and fuel additive applications; and high styrenics. Each of our end-uses constitutes a global profit center, and each has its own dedicated management, sales force and market development. In addition, each end-use is linked directly to our Research, Development and Technical Services (“RTS”) function and, via this link, sponsors the creation and commercialization of new products in addition to servicing its customers’ technical needs. We believe we hold the number one market position, based on 2008 sales, in each of our core end-use markets. We generate substantially all of our product sales and gross margin from our five primary product lines: (1) unhydrogenated SBCs, or USBCs; (2) hydrogenated SBCs or HSBCs; (3) IR; (4) IR Latex; and (5) Compounds. For a description of our products see the section below labeled “Products.”

The following table describes our three core end-use markets together with our emerging businesses and other markets and their approximate relative size:

End-Use Markets and Other	Revenue Mix(1)	Selected Applications/Products
Advanced Materials	30%	• Soft Touch and flexible materials (i.e., tool and bicycle grips)
		• Impact resistant plastics
		• Automotive components
		• Elastic films (i.e., disposable infant and child care products)
		• Compounds and Oil Gels (i.e., skin care products and lotions)
		• Disposable Food Packaging
		• Medical Films for Bags and Pouches

Adhesives, Sealants and Coatings	32%	• Tapes and Labels
		• Nonwoven and Industrial Adhesives

Paving and Roofing	31%	• Asphalt modification
		• Roadways
		• Roofing felts and shingles

Emerging Businesses	3%	• Surgical gloves

Other Markets	4%	• Footwear
		• Lubricant and Fuel Additives
		• High Styrenics

(1)	Based on 2008 total product Sales revenues of $1,171.3 million (excludes by-product sales which are reported as Other revenues).

Advanced Materials. In our Advanced Materials end-use market we sell into a wide range of downstream markets. The primary technology is HSBC, although USBC grades are also sold. The primary downstream markets include the personal care market, where our products are used in the manufacture of elastic films for use in diapers, and elastic components in disposable nonwoven applications; the compounding market, where our customers blend our products with other materials to produce compounds with a wide range of physical properties, including soft touch, high grip and custom color compounds; and the packaging and films market, where our products confer high clarity and toughness to films processed on high speed packaging films.

We are also increasing sales into the medical films market, where HSBC products are used to make very high quality films, and where the conformity to stringent medical regulations is promoting sales development.

We sell these products to more than 480 customers in 42 countries in this end-use market. Sales into the Advanced Materials end-use market during the years ended December 31, 2008, 2007 and 2006 were approximately $355 million, $343 million and $290 million, respectively.

Adhesives, Sealants and Coatings. In our Adhesives, Sealants and Coatings end-use market we primarily sell USBC products, as well as some HSBC products. Products sold in this end-use market are used in packaging and specialty tapes, industrial adhesives, nonwovens, labels, oil gels and “Do-It-Yourself” sealants. We believe that growth in this end-use market has been driven by the decreased use of solvent based natural rubber adhesives, increased use of adhesives replacing mechanical systems, demographic shifts and economic development.

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

We sell these products to more than 350 customers in 46 countries in this end-use market. These customers include direct end-use manufacturers, as well as intermediate customers that compound our products with other materials prior to sale to end-use manufacturers. Sales into the Adhesives, Sealants and Coatings end-use market during the years ended December 31, 2008, 2007 and 2006 were approximately $373 million, $331 million and $337 million, respectively.

Paving and Roofing. In our Paving and Roofing end-use market we sell SBS products for use in asphalt paving and asphalt roofing applications to improve the strength and elasticity of materials over an extended temperature range and to provide greater resistance to aging.

We believe the following trends have favorably affected growth in this market: (1) an increase in traffic patterns which have led to regulatory developments in locations such as the U.S., Japan, and Europe favoring improved road surface standards that require the use of modifiers such as SBCs; (2) growing recognition of the value of long-life products and the associated cost savings in road and roofing systems; and (3) investment in infrastructure in developing countries.

In the Paving and Roofing end-use market, we sell our products to more than 220 customers in 51 countries. Our key customers in the road surfaces market include companies that produce asphalt typically used for paving applications, construction companies, and, more recently, private toll road operators. Our key customers in the roofing materials market include a number of leading construction material companies. In 2008, the industry experienced a global butadiene shortage, which compelled the industry to allocate SBS volumes for a four month period, primarily affecting Paving in North America. Sales into the Paving and Roofing end-use market during the years ended December 31, 2008, 2007 and 2006 were approximately $365 million, $320 million and $302 million, respectively.

Emerging businesses. Our most significant emerging business outside of our core business end-uses is our IR Latex business. IR Latex is a unique polyisoprene latex with controlled structure and low chemical impurity levels manufactured through an anionic polymerization process that we developed. IR Latex is an ideal substitute for natural rubber latex, particularly in medical, healthcare, personal care and food contact applications. We believe there is long-term growth opportunity for IR Latex in areas such as hypoallergenic and medical applications, including surgical gloves and condoms. We are also pursuing other significant opportunities that leverage our unique polymer design capabilities.

Other Markets. Other markets include: (1) footwear, (2) lubricant and fuel additives and (3) high styrenics, and these markets fall outside our focus areas due to lower opportunity for growth and innovation.

Our Primary Product Lines

Our Kraton polymer products are high performance elastomers, which are engineered for a wide range of end-use applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high processing speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion, hot melt and solution applied coatings. We offer our customers a broad portfolio of products that includes approximately 200 core commercial grades of SBCs.

While we organize our commercial activities around our three core end-uses, we manufacture our products along five primary product lines based upon polymer chemistry and process technologies: (1) unhydrogenated SBCs or USBCs; (2) hydrogenated SBCs or HSBCs; (3) isoprene rubber (“IR”); (4) IR Latex; and (5) Compounds. The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in the asphalt modification, adhesives and sealants and footwear end-use applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in higher value-added end-uses, including soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications. The following product summaries highlight our portfolio of product grades, their key performance characteristics and selected applications:

USBC. Our USBC product portfolio includes approximately 90 commercial grades of products. This product line was our original SBC offering and continues to represent the greatest portion of our sales and sales volume. USBCs are used in each of our end-use markets in a range of products to impart desirable characteristics, such as: (1) resistance to temperature and weather extremes in roads and roofing; (2) resistance to cracking, reduced sound transmission and better drainage in porous road surfaces; (3) impact resistance for consumer plastics; (4) increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers; and (5) enhanced appearance and feel in shoe and boot soles.

USBCs are produced primarily in three configurations: SBS, SIBS, and SIS. SBS products (formed from polymeric blocks of styrene: butadiene: styrene) are used primarily in asphalt modification, certain packaging applications and footwear compounding. SIBS products (formed from polymeric blocks of styrene: isoprene: butadiene: styrene) provide a distribution of the monomers in the mid-block, which confers hot-melt stability that is of particular advantage in adhesives. SIS products (formed from polymeric blocks of styrene: isoprene: styrene) are used primarily in adhesive applications.

HSBC. Our HSBC product portfolio includes approximately 70 commercial grades of products. HSBC products have higher performance characteristics than USBC products, are significantly more complex to produce and, as a result, generally generate higher margins. Key enhanced performance characteristics include: (1) color range and stability, including resistance to ultraviolet light; (2) processing stability and viscosity, which facilitate high speed and high temperature manufacturing processes; and (3) enhanced feel and soft touch. HSBC products are primarily compounded with other plastics to form materials sold into a variety of end-use applications, including durable goods, packaging materials, and consumer and medical products. HSBCs are also used in adhesives and sealant applications, particularly hot-melt and pressure sensitive adhesives, to increase processing speed and improve durability.

HSBCs are produced in two configurations: SEBS and SEPS. The majority of HSBC sales in 2008 were SEBS products (styrene:ethylene:butylene:styrene, a hydrogenated SBS). SEBS is used primarily in applications to impart soft-touch characteristics to a variety of consumer and industrial applications, such as tool, toothbrush and razor handles, and automotive interiors. SEBS is also used in adhesives and sealant applications, such as hot-melt assembly adhesives. SEPS products (styrene: ethylene: propylene: styrene, a hydrogenated SIS) are used primarily in sealant applications, such as “Do-It-Yourself” sealants and waterproof insulation for telecommunication cables, and for viscosity modification.

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

IR Latex. IR Latex (IR suspended into an aqueous latex) is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care and food contact applications. Our IR Latex is a unique polyisoprene latex with controlled structure and low chemical impurity levels manufactured through an anionic polymerization process developed by us. IR Latex is durable, tear resistant, soft, transparent, and odorless. In addition, it is non-allergenic, providing a distinct property advantage over natural rubber latex.

Compounds. Our Compounds are a mixture of Kraton polymers and other polymers, resins, oils or fillers to enhance the final properties for processing. Compounds cover a wide range of polymers tailored to meet specific customer needs in consumer and industrial applications. Compounds can be formulated so that they can be extruded, injection molded, foamed, etc. to meet the final application requirements. These products are primarily used in soft-touch grips, sporting equipment, automotive components and personal care products.

Our Competitive Strengths

Leading Global SBC Market Position. We believe we are the world’s leading producer of SBCs, with sales revenues of approximately $1,171.3 million and sales volumes of approximately 313.1 kT, excluding by-products, for the year ended December 31, 2008. We generated approximately 96% of our 2008 product sales in our core end-use markets. We believe we hold the number one market position, based on 2008 sales, in each of our end-use markets. We believe the Kraton brand name is the most recognized in the industry because of our long history in the business, broad product portfolio, leading technical position, reputation for quality and consistency, and global reach. This has allowed us to consistently grow sales and maintain the largest global market share of SBC sales and volumes since commercializing these products over 40 years ago.

Product Innovation and Superior Technical Expertise. We believe we have built significant brand recognition of the Kraton name in the SBC industry through our commitment to innovation and superior technical expertise and service. We employ approximately 105 research and development staff who are integrated with our marketing teams to identify and develop new products and applications, and deliver comprehensive technical service. We believe our current product portfolio, which includes more than 200 core commercial grades, is the broadest in the industry, and our new product pipeline includes innovations in each of our core end-use markets. We had approximately 1,250 granted patents and approximately 550 pending patent applications as of December 31, 2008, together with over 40 years of manufacturing expertise which we believe gives us an additional competitive advantage. As an indicator of our innovation success, we generated 13.5% of our 2008 sales revenues from new products released in the prior five years. In December 2008, we completed the pre-registration within Europe to comply with the regulation requirements of REACH (Registration, Evaluation, Authorization and Restriction of Chemicals). This European chemical legislation requires the registration of all existing and new chemical substances that are manufactured and/or imported. REACH asserts regulatory responsibilities on all global chemical companies to manage the risks involved with the chemicals and to provide safety information on chemical substances. While the regulation exempts polymers from registration, its complexity and potential business impact could translate into interrupted business for European customers of suppliers who have not gone through registration. As a global leader in the industry, Kraton’s proactive approach resulted in the pre-registration of all the substances in our European and imported product lines. Our pre-registration should reduce any potential supply disruption to our European customers.

New Innovations. Consistent with our strategy, we continued to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets throughout 2008. Below are our most recently announced product innovations.

•

Kraton was awarded the 2009 Frost & Sullivan North American Technology Leadership of the Year Award in the field of elastic nonwovens. The award cited Kraton’s intense R&D efforts driving innovation in pioneering the development of styrenic block copolymers, particularly noting MD6705, G1643 and MD6717 grades, which are suitable for a wide variety of applications that demand superior qualities of softness, breathability and elasticity.

•

In December 2008 we announced our latest breakthrough technology. MD9150 and MD9200 are Sulfonated block copolymers, which are selectively Sulfonated in the mid block. This new class of block copolymers provides excellent performance in water vapor transport, selective gas permeability and ion-exchange properties as well as strong mechanical performance in both dry and wet conditions. Sulfonated block copolymers are designed for applications in desalination, electrodeionization, electrodialysis, humidification and dehumidification, breathable protective clothing, battery separators, fuel cell membranes, sensors and actuators, reverse osmosis, medical devices, filtration, gas separation, performance outerwear and apparel, energy recovery and antifouling.

•

In September 2008 we announced MD6705, which breaks the processing barrier of conventional styrenic block copolymers by allowing fabricators to make bicomponent elastic nonwovens on commercial production equipment at full speed. Materials like PP, PET and nylon can be used as sheath, while MD6705 is in the core of the bicomponent fibers. MD6705 is used by Advanced Material end-users and brings significant system cost savings via processing simplification to our customers and also achieves excellent elastic recovery and a soft fabric-like feel.

•

In March 2008 we announced MD6945, which can be used by Advanced Material end-users in a variety of medical applications, including films for ostomy bags, medical drapery, intravenous bags and drug delivery systems, as well as other extruded products such as tubing for IV sets, respiratory therapy, and enteral feeding kits. The product has been cleared by FDA for use in direct food contact applications without any conditions of use or food type restrictions. In addition, MD6945 passed a full range of toxicology studies. These toxicology studies were completed by an FDA recognized independent laboratory using the testing requirements under the new international ISO standards, which is a much more severe testing battery than the traditional USP Class VI biological reactivity tests. MD6945, which is produced under FDA Good Manufacturing Practices, has also passed USP Physicochemical, Cytotoxicity and Hemolysis (blood compatibility) testing.

•

In March 2008 we announced a new and unique innovative SBS grade for our Paving and Roofing end-users, which, when used to modify base course bitumen, gives substantially better performance than standard SBS grades while retaining workability of the asphalt mix. Research conducted by Kraton in co-operation with the Road Research Laboratory at Delft University of Technology highlights the advantages full-depth SBS polymer modified pavement can bring in terms of securing improvements to the durability and lifetime of the total pavement, plus the possibility to construct thinner pavements. The resulting reduction in maintenance and materials opens up new opportunities for road owners and constructors to achieve cost reductions and minimize the environmental impact of road construction on heavily trafficked roads and highways.

Strong Customer Relationships. For over 40 years, we have cultivated a diversified and loyal customer base because, in our view, we consistently meet their needs, offer the best product development and provide consistent and reliable products. Our research and development professionals work closely with our customers on processing, manufacturing and formulation issues. Our customers’ manufacturing processes are typically calibrated to the performance specifications of our products. Given the technical expertise and investment required to develop these formulations and the lead times required to replace them, we believe switching costs are high in most application areas and that incumbents, like Kraton, have an advantage. In addition, many of our products represent a small proportion of the overall cost of the finished product, yet are important to the finished product’s performance characteristics and manufacturing process, further mitigating our customers’ incentive to change suppliers. Our major customers include many leaders in their respective fields. We have maintained relationships with the vast majority of our top customers for 15 years or more.

Global Scale of Operations. Our flagship Belpre, Ohio manufacturing facility represents the largest dedicated SBC production facility in the world in terms of production capacity. We are the only industry participant manufacturing SBCs on four continents: North America, South America, Europe and Asia. Our ability to provide global manufacturing, distribution and technical support enables our multinational customers to meet their global needs with a single supplier, and allows us to optimize distribution costs and provide more timely and reliable delivery.

Diversity Across Customers, End-Uses and Geography. We sell our products to over 700 customers across a diverse range of end-use markets in over 60 countries worldwide. No single customer accounted for more than 10%, and our top ten customers represented less than 25%, of our 2008 total operating revenues. Many of our customers sell their products into consumer applications that are generally considered to be less sensitive to overall economic conditions, such as adhesives and personal care products. In 2008, we generated 42% of our net product sales from customers located in the Americas, 37% in Europe and 15% in Asia Pacific.

Our Competition

SBC Industry. Our most significant competitors in the SBC industry are: Asahi Chemical, Chi Mei, Dexco Polymers, Dynasol Elastomers, Kuraray, Korea Kumho P.C., Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec, Taiwan Synthetic Rubber Corporation and Zeon Corporation.

Product Substitution. We also compete against a broad range of alternative, non-SBC products within each end-use market.

In the Advanced Materials end-use market, the primary competitive materials range from thermoplastic technologies such as polyolefin elastomers, PVC polymers and compounds, thermoplastic polyurethanes, as well as thermoset technologies such as thermoplastic vulcanizates and natural rubber.

In the Adhesives, Sealants and Coatings end-use market, the primary product alternatives include acrylic polymers, silicones, solvent-based natural rubber systems and metallocene polyolefins.

In the Paving and Roofing end-use market, the primary product substitute for roofing is atactic polypropylene, whereas for road surfaces it is styrene butadiene rubber, or SBR. Customers also have a choice to use unmodified asphalts.

Research, Development and Technology

Our research and development program is designed to develop new products and applications, provide technical service to customers, develop and optimize process technology and assist in marketing new products. Approximately 105 personnel are dedicated to this critical business activity.

Our research and development activities are primarily conducted in laboratories in Houston, Texas and Amsterdam, The Netherlands. We also own a laboratory in Paulinia, Brazil that provides technical services to our South American customers. Our application and technical service laboratories in Shanghai and Tsukuba provide support to our Asian customers. In August 2008 we executed a purchase and sale agreement to sell our Tsukuba, Japan facility which was completed in the first quarter of 2009. We opened a new technical service laboratory in Tsukuba, Japan in March 2009. In addition, we have technical service staff located in Mont St. Guibert, Belgium.

Our experienced, knowledgeable professionals perform product research using extensive scientific application equipment located at our Houston and Amsterdam research and development facilities. Our Houston laboratory also includes a comprehensive pilot plant for a number of uses. In August 2008 we signed a new building lease that will house our Houston-based Research and Technology Service organization. The new facility will be occupied in the first-half of 2009, and it will yield cost savings when compared with our leased facilities at our current Westhollow location in Houston. The new facility is designed specifically to enhance the effectiveness of our research and technology service team. At both of our major research and development facilities we produce new Kraton product samples for our customers and provide guidance to our manufacturing organization. In addition, we also use our pilot plant to test new raw materials and new process technologies in order to improve the manufacturing performance of our products. Application equipment is used in all of our research and technical service labs to evaluate polymers and compounds to determine optimal formulations.

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

Sales and Marketing

Our business is predominantly based on a short sales cycle. We sell our products through a number of channels including a direct sales force, sales agents and distributors. The majority of our products are sold through our direct sales force. In countries where we generate substantial revenues, our sales force is organized by end-use market in order to meet the specific needs of our customers. In geographic areas where it is not efficient for us to organize our sales force by end-use market, we may use one sales team to service all end-use markets.

In smaller markets, we often utilize sales agents who act as independent contractors to sell our products. In addition, we utilize distributors to service our smaller customers in all regions. Distributors sell a wide variety of products, which allow smaller customers to obtain multiple products from one source. In addition to our long-term relationships with distributors in North America and Europe, we have established relationships with a wide network of distributors in Latin America and the Asia Pacific region. We have transferred some existing small customers to distributors, and are working to transfer others, to free up our sales force to focus on more substantial opportunities.

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

Total operating revenues from our operations outside the U.S. were approximately 66%, 66% and 58% of our total operating revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Direct sales we make outside of the U.S. are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our consolidated financial statements, which are maintained in U.S. dollars in accordance with U.S. Generally Accepted Accounting Principals (GAAP). For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. We generated 42% of our 2008 net product sales revenues from customers located in the Americas, 37% in Europe and 15% in the Asia Pacific region. See Note 13 to our Consolidated Financial Statements for geographic reporting for total operating revenues and long-lived assets as of and for the years ended December 31, 2008, 2007 and 2006.

Sources and Availability of Raw Materials

We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene and isoprene. These monomers together represented approximately 52% of our total costs of goods sold in 2008. Other raw materials used in our production processes include catalysts, solvents, stabilizers and various process control chemicals. The cost of these monomers has generally been correlated to changes in crude prices and affected by global supply and demand and global economic conditions. After significant increases in the cost of these monomers through the third quarter of 2008, the market prices for these monomers declined significantly late in the year. On a year-over-year basis, the cost of raw material feedstocks included in our cost of goods sold increased approximately 9% excluding the impact of foreign currency exchange rates and sales volume changes in 2008.

We believe our contractual arrangements with suppliers of styrene, butadiene and isoprene provide an adequate supply of raw materials at competitive, market-based prices. We can provide no assurances that contract suppliers will not terminate these contracts at the expiration of their contract terms or that we will be able to obtain substitute arrangements on comparable terms, or that we generally will be able to source raw materials on an economic basis in the future.

Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, LyondellBasell Industries (“LBI”), and other suppliers under long-term supply contracts with various expiration dates.

In January 2009, the US operations of LBI, along with one of its European-holding companies, Basell Germany Holdings GmbH, filed for voluntary reorganization under Chapter 11 of the US Bankruptcy Code. LBI is one of our major suppliers of raw materials in Europe and also operates our plants at Berre, France and Wesseling, Germany. Kraton cannot accurately predict the effect, if any, that LBI’s bankruptcy will have upon Kraton’s business in general, or Kraton’s relationships with LBI in particular.

In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil generally purchases all of its raw materials from local third-party suppliers.

Styrene. Styrene is available on the global petrochemical market with approximately 13 producers located in the Americas, 11 producers located in Europe and 41 producers located in Asia. The top four producers worldwide are: Dow Chemical Company, Shell Chemicals, BASF and LBI, which collectively account for approximately one-third of global capacity. Styrene prices are primarily driven by worldwide supply and demand, and the cost of ethylene and benzene and are influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased during 2008 as crude oil prices reached record levels, peaking early in the fourth quarter, then subsequently declined during the remainder of the quarter as crude prices decreased significantly.

We have historically sourced all of our styrene requirements in the U.S. from Shell Chemicals pursuant to a contract that expired on June 30, 2006. We have fully satisfied our styrene requirements in the U.S. with new purchase contracts that meet our present needs at slightly improved conditions. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our future acquisition costs for styrene may therefore increase.

We historically sourced our styrene requirements in Europe from Shell Chemicals pursuant to a contract that expired on February 28, 2007, and from BASF pursuant to a contract that expired on July 31, 2007. We have fully satisfied our styrene requirements in Europe with new purchase contracts that meet our present needs. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our future acquisition costs for styrene may therefore increase.

For our agreements covering our manufacturing facility in the U.S., the price we pay for styrene varies with the published prices of styrene and/or the raw materials used to produce styrene. The price we pay for styrene under our agreement covering The Netherlands, France and Germany varies to reflect the published price for styrene even though our purchase price is subject to certain minimums and maximums that vary with other factors.

Butadiene. Butadiene is available on the global petrochemical market with approximately 9 producers in the Americas, 19 producers in Western Europe and 36 producers located in Asia. Prices for butadiene reflect worldwide supply and demand and prevailing crude oil and ethylene prices. Since 2006, we have generally experienced increasing prices for butadiene. Although butadiene pricing was generally strong for most of 2008 due to tight supply/demand and the influence of rising crude costs, pricing decreased in late 2008 in response to weakening demand and crude price decreases.

We have historically had adequate supplies of butadiene. However, in 2008 our supply of butadiene was constrained primarily in North America and Japan due to an industry wide shortage in those regions that was primarily driven by limited availability of crude C4. Going forward, we believe our contractual arrangements with our suppliers will generally provide adequate future supplies of butadiene at competitive prices to support our current sales levels. Growth in the production of our products that require butadiene could be limited by our ability to source additional butadiene at competitive prices.

We currently source butadiene in the U.S. pursuant to a contract with Shell Chemicals. Our U.S. butadiene supply contract provides that the price we pay for butadiene is scheduled and varies based on the published prices for butadiene on world markets. On April 24, 2008, we received a notice of termination from Shell Chemicals for our U.S. butadiene supply contract effective April 30, 2009. We are currently engaged in discussions with Shell Chemicals and other suppliers regarding butadiene supply contracts for periods after April 30, 2009, and we expect to negotiate and enter into one or more replacement agreements with Shell Chemicals and/or other suppliers, although no assurances can be given that any such replacement agreement(s) will be entered into or as to the volumes or terms of any such replacement agreement(s).

We currently source our butadiene in Europe pursuant to contracts with LBI. The contract covering Germany will expire on December 31, 2040, and will be renewed automatically at the conclusion of the current term unless terminated with prior written notice by either party. The contract covering France expired pursuant to its terms on December 31, 2007; provided, however, that on December 12, 2006, we were notified by LBI of its intention to allow the contract to automatically renew for one year, and to terminate effective December 31, 2008. We are presently acquiring butadiene from LBI in France under a term sheet reflecting an agreement in principle that has been reached between the parties. However, we can provide no assurance to the nature of the final agreement or as to the volumes or terms of such an agreement. The price we pay for butadiene under our agreements covering France and Germany vary based upon the published price for butadiene, the amount of butadiene purchased during the preceding calendar year and/or the cost of butadiene manufactured. In Brazil, butadiene is obtained from a local third-party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR Corporation (“JSR”), on a commercial supply basis. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our future acquisition costs for butadiene may therefore increase.

Isoprene. Isoprene is primarily produced and consumed captively by manufacturers for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available in the market place. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices, and existing supply and demand in the market. Market prices for isoprene rose substantially from 2005 through 2006 but declined during 2007 as global supply improved. Subsequently isoprene prices increased for most of 2008. The increase was largely driven by the reduced availability of crude C5 feedstock for isoprene extraction. The economic advantage of lighter feeds for ethylene plants reduced the manufacture of by-products, including crude C-5.

We source the majority of our isoprene requirements in the U.S. and Europe pursuant to contracts with Shell Chemicals. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility will expire on December 31, 2009 and are renewed automatically unless prior written notice of termination is given. On December 13, 2007, we received Shell Chemicals’ termination notice for isoprene supply to Pernis, The Netherlands, effective December 31, 2009, and are in the process of reviewing the strategic and economic options for our Pernis assets. Upon termination of the isoprene supply agreement with Shell Chemicals on December 31, 2009, we may not be able to obtain the isoprene required for our operations at our Pernis, The Netherlands, facility on terms favorable to us or at all. The agreement with Shell Chemicals in the U.S. was amended in December 2008 to provide that the agreement will renew automatically unless either party provides nine months prior written notice. As of the filing of this report, we are engaged in discussions with Shell Chemicals regarding an isoprene supply contract for periods after December 31, 2009. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from a local third party supplier. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreement will be on terms favorable to us.

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

We have historically had adequate supplies of isoprene. However, we have periodically experienced periods of limited supply due to operational problems at key producers, or as was the case during 2008—due to limited availability of crude C5 for the isoprene extraction units. During these periods, we are normally able to meet most of our needs by acquiring relatively expensive isoprene from other suppliers. After an initial improvement in supply availability in 2008, isoprene availability was reduced for most of 2008. In response, Kraton was forced to allocate SIS supplies. Going forward, we believe our contractual arrangements with Shell Chemicals (and its affiliates) as well as contractual and spot arrangements and longstanding relationships with other third party suppliers of isoprene, will generally provide adequate future supplies of isoprene at competitive prices to support our current sales levels. Growth in the production of our products that require isoprene could be limited by our ability to source additional isoprene at competitive prices, and we can give no guarantees or assurances in this regard.

Operating and Other Agreements

Operating Agreements. Shell Netherland Refinery operates our manufacturing facility located in Pernis, The Netherlands. This facility is situated on a major Shell petrochemical site at which other third party tenants also own facilities. Shell charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on Shell (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreement, Shell employs and provides all staff, other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. The agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate the agreement (totally or partially) under various circumstances, including if such party ceases its operations at the facility and provides 18 months prior written notice; or if any of the services, utilities, materials and facilities agreements have been terminated, and the terminating party provides notice as required by such agreement.

LBI operates our manufacturing facility located in Berre, France. This facility is situated on a major LBI refinery and petrochemical site at which other third party tenants also own facilities. LBI charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LBI (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreement, LBI employs and provides all staff, other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. The agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate the agreement (totally or partially) under various circumstances, including if such party ceases its operations at the facility and provides 18 months prior written notice; or if any of the services, utilities, materials and facilities agreements have been terminated, and the terminating party provides notice as required by such agreement.

Pursuant to an agreement dated March 31, 2000, LBI operates and provides certain services, materials and utilities required to operate our manufacturing facility in Wesseling, Germany. We pay LBI a monthly fee, as well as costs incurred by LBI in providing the various services, even if the facility fails to produce any output (whether or not due to events within LBI’s control), and even if we reject some or all output. This agreement has an initial term of 40 years and will automatically renew subject to 5 years prior written notice of non-renewal. This agreement will terminate at any earlier date as of which the facility can no longer operate in a safe and efficient manner.

Site Services, Utilities, Materials and Facilities Agreements with Shell Nederland Refinery. Shell, through local operating affiliates, provides various site services, utilities, materials and facilities at the locations they operate and maintain for us in Pernis, The Netherlands and Houston, Texas (Westhollow). Generally these services, utilities, materials and facilities are provided by Shell on either a long-term basis, short-term basis or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances. An analogous agreement is in place with LBI for the Berre, France manufacturing site.

Information Systems

We utilize Enterprise Resource Planning software systems to support each of our facilities worldwide. Those systems are supported both by internal resources and by relying on a long-term out-sourcing partner. While we believe that our current information technology environment is relatively stable, our Enterprise Resource Planning hardware and software systems are old and many components are unsupported versions. We have undertaken a project to perform an ERP implementation utilizing a single global system and implementing best practices for our industry. The ERP implementation is projected to be completed by January 2010. Until the new ERP system is operational we are at risk in the event of a system failure which may result in us being unable to recover all of our data in a timely manner. Kraton also has in place a laboratory quality assurance system, bar code based material management systems and manufacturing systems. An annual disaster recovery exercise is performed on critical systems utilizing third party data centers.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We rely on a variety of intellectual property rights in the conduct of our business, including patents, trademarks and trade secrets. As of December 31, 2008, our portfolio included approximately 1,250 granted and 550 pending patent applications in the U.S. and in foreign countries. Since 2003, we have filed 99 new patent applications with filings in the U.S. and many foreign countries. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Shell Chemicals retained for itself fully-transferable and exclusive licenses for their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomers field, so long as they do not use patent rights or technical knowledge exclusively licensed to Kraton.

As a general matter, our trade names are protected by trademark laws. Our SBC products are marketed under the trademark “Kraton,” which is registered in the U.S. and in many other countries.

In our over 40 years in the SBC business, we have accumulated a substantial amount of technical and business expertise. Our expertise includes: product development, design and formulation, information relating to the applications in which our products are used, process and manufacturing technology, including the process and design information used in the operation, maintenance and debottlenecking of our manufacturing facilities, and the technical service that we provide to our customers. Extensive discussions are held with customers and potential customers to define their market needs and product application opportunities. Where necessary, we have implemented trade secret protection for our technical knowledge through non-analysis, secrecy and related agreements.

Employees

We had approximately 825 employees and approximately 26 independent contractors at December 31, 2008. In addition, approximately 195 Shell Chemicals or LBI manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements with Shell Chemicals and its affiliates or LBI. See “Part I, Item 1. Business—Operating Agreements.” None of our employees in the U.S. are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.

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

Our Brazilian facility has also been affected by prior Shell Chemicals operations. A Shell Chemicals pesticide manufacturing operation previously was located on a tract of land adjacent to our Brazilian facility. In addition, areas of our facility were used by Shell Chemicals as part of its crop protection business. Shell Chemicals has retained responsibility for remediating a former manufacturing facility located on our site and has also indemnified us for a number of the identified waste management areas used in prior operations, subject to certain time limitations. Shell Chemicals has installed a hydraulic barrier to prevent migration of ground water contamination and has completed other cleanup actions on the site.

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

Seasonality

Seasonal changes and weather conditions typically affect our polymer product sales into our Paving and Roofing end-use market. Within this market, typically, volume rises, as temperatures rise, from January to June, peaking during the summer. After summer, volume declines during the colder months in fall and winter. In 2008, our business experienced no significant weather conditions beyond the marginal impact from hurricane Ike during September and October. Our other end-use markets, Advanced Materials and Adhesives, Sealants and Coatings, tend to show relatively little seasonality.

Additional Information

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

Our principle executive offices are located at 15710 John F. Kennedy Blvd., Suite 300, Houston, Texas 77032 and our telephone number is 281-504-4700. We electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http://www.kraton.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A. Risk Factors.

Downturns in overall economic conditions could adversely affect our profitability.

Our products are sold in markets that are sensitive to changes in general economic conditions, such as automotive and construction products. Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. “See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations for further discussion.” A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets. An economic downturn in one or more of the geographic regions in which we sell our products may have a material adverse effect on our results of operations.

LBI and Shell Chemicals provide significant operating and other services under agreements that are important to our business. The failure of LBI and Shell Chemicals to perform their obligations, or the termination of these agreements, could adversely affect our operations.

Prior to February 28, 2001, we were operated by Shell Chemicals, a unit of the Royal Dutch/Shell Group. Shell Chemicals provides services that are important to our business. Although most of our interim arrangements have terminated, we continue to be a party to:

•	Operating agreements pursuant to which LBI and Shell Chemicals operate and maintain our European manufacturing facilities and employs and provides almost all of the staff for those facilities;

•	Site services, utilities, materials and facilities agreements pursuant to which LBI and Shell Chemicals provide utilities and site services to our European manufacturing facilities and to one research and development facility; and

•	Lease agreements pursuant to which we lease our European manufacturing facilities from LBI and Shell Chemicals.

In addition, we are required to indemnify Shell Chemicals or LBI under certain circumstances under certain of these agreements, including in certain circumstances for loss and damages resulting from Shell Chemicals’ or LBI’s negligence in performing their obligations. Pursuant to their terms, either party is permitted to terminate their agreements in a variety of situations. Should Shell Chemicals or LBI fail to provide these services or should any operating agreement be terminated, we would be forced to obtain these services from third parties or to provide them ourselves. The failure of Shell Chemicals or LBI to perform their obligations or the termination of any of these contracts could adversely affect our operations and, depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, or on terms as favorable to us.

The failure of our suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production or otherwise adversely affect our results of operations.

Our manufacturing processes use three primary raw materials: styrene, butadiene and isoprene. We use styrene in the production of almost all Kraton polymer products. We use butadiene in the production of SBS (styrene: butadiene: styrene) grades of USBCs and SEBS (styrene: ethylene: butylene: styrene) grades of HSBCs. We use isoprene in the production of SIS (styrene: isoprene: styrene) grades of USBCs, SEPS (styrene: ethylene: propylene: styrene) grades of HSBCs and IR. We have entered into long-term supply agreements with Shell Chemicals, LBI and others to supply our raw material needs in the U.S. and Europe. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms favorable to us, which may significantly impact our operations. We have received Shell’s termination notice for isoprene supply to Pernis, effective December 31, 2009, and are in the process of reviewing the strategic and economic options for our Pernis assets. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available for purchase in the market in which we operate. Upon termination of the isoprene supply agreement with Shell on December 31, 2009, we may not be able to obtain the isoprene required for our operations at our Pernis facility on terms favorable to us or at all. Isoprene availability and costs are issues being evaluated as we develop strategic options for the production of IR products.

In addition, most of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in certain circumstances. For example, Shell Chemicals announced allocations of butadiene from March 2008 through September 2008. Despite these limitations, butadiene supply exceeded demand overall for 2008. If we are required to obtain alternate sources for raw materials because Shell Chemicals or any other supplier is unwilling or unable to perform under raw material supply agreements or if a supplier terminates the agreements, we may not be able to obtain these raw materials from alternative suppliers in a timely manner or be able to enter into long-term supply agreements on terms as favorable to us.

If the availability of isoprene is limited, we may be unable to produce some of our products in quantities demanded by our customers, which could have an adverse effect on our sales of products requiring isoprene.

Isoprene is not widely available and the few isoprene producers tend to use their production themselves or sell only limited quantities into the world chemicals market. The major producers of isoprene are Goodyear, Shell Chemicals, Nippon Zeon, Braskem, several Chinese producers and various Russian manufacturers. Currently, Shell Chemicals is our major supplier of isoprene in the U.S. and Europe. In Japan, we obtain the majority of our isoprene requirements by pipeline from adjacent extraction units of JSR on a commercial supply basis and from alternative suppliers as needed. In Brazil, isoprene is obtained from a local third party supplier. These suppliers may not be able to meet our isoprene requirements, and we may not be able to obtain substitute supplies of isoprene from alternative suppliers in a timely manner or on favorable terms.

Because there is limited non-captive isoprene availability, the market for isoprene is thin and prices are particularly volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene increased significantly during the years 2006 through 2008. A significant factor contributing to higher prices was the extreme tightness in the market caused by operational problems of some key producers and reduced availability of crude C5 feed for the extraction units. Although improved producer operation mitigated this risk in 2008, weak ethylene demand and light (ethane versus naptha) ethylene feedslates have limited isoprene production for some of the suppliers. In addition to this limit due to ethylene feedslates, operational problems could return in the future. A lack of availability of isoprene could have an adverse effect on our results of operations if we were unable to produce products containing isoprene. See “Part I, Item 1. Business—Sources and Availability of Raw Materials.”

If the availability of butadiene is limited, we may be unable to produce some of our products in quantities demanded by our customers, which could have an adverse effect on plant utilization and our sales of products requiring butadiene.

The North American market is structurally short of butadiene and has relied on imports of crude C4 and/or butadiene to balance demand. Historically, the European market has been better balanced and provided exports to North America. Currently, Shell Chemicals is our major supplier of butadiene in the U.S. and LBI is our major butadiene supplier in Europe. Butadiene availability in any one region is dependent on the cracking feedstocks of olefin plants, ethylene demand, and inter-regional demand for butadiene. Suppliers may not be able to meet our butadiene requirements, and we may not be able to obtain substitute supplies of butadiene from alternative suppliers in a timely manner or on favorable terms. See “Part I, Item 1. Business—Sources and Availability of Raw Materials.”

Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.

Our results of operations are directly affected by the cost of our raw materials. Our three principal raw materials (styrene, butadiene and isoprene) together represented approximately 52% of our total cost of goods sold in 2008. On a year-over-year basis, the cost of raw material feedstocks included in our cost of goods sold increased approximately 9% excluding the impact of foreign currency exchange rates and sales volume changes in 2008. As a result of the significant portion of our cost of goods sold represented by these three monomers, our gross profit and margins could be adversely affected by changes in the cost of these feedstocks if we are unable to pass the increases on to our customers. See “Part I, Item 1. Business—Sources and Availability of Raw Materials.”

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured credit facility and the 8.125% Notes.

We have substantial indebtedness. As of December 31, 2008, we had approximately $575.1 million of total indebtedness. In addition, subject to restrictions in our senior secured credit facility and the indenture governing the 8.125% Notes, we may incur additional indebtedness.

As a result of our substantial indebtedness:

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay principal of and interest on our indebtedness which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised and

•	our ability to borrow additional funds or to refinance indebtedness may be limited.

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

A continued decline in our results of operations may cause us not to be in compliance with the financial covenants in our credit facility. Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Our ability to continue to comply with the financial ratios is subject to changes in our results of operations and financial position including but not limited to: the prices for raw materials; the sales of products; our ability to successfully implement selected selling price increases; our ability to reduce costs; and our availability of cash to reduce existing indebtedness. We generated net income of $32.6 million for 2008 and net loss of $43.7 million for 2007. As of December 31, 2008, we were in compliance with the applicable financial ratios in the senior secured credit facility. We may not be able to maintain these ratios or avail ourselves of the equity cure provisions of our credit facility in future periods.

A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements and instruments, including our inability to comply with the required financial covenants in the senior secured credit facility, could result in an event of default under those agreements. Such a default could allow the lenders under our financing agreements to discontinue lending, to accelerate the related debt and to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with further funds.

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

Our most significant competitors are Asahi Chemical, Chi Mei, Dexco Polymers, Dynasol Elastomers, Korea Kumbo P.C., Kuraray Company, Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec, Taiwan Synthetic Rubber Corporation and Zeon Corporation. Kuraray Company, Asahi Chemical, Dynasol Elastomers, Korea Kumho P.C. and Sinopec have all expanded HSBC capacity over the last 3 years. Several competitors, including Dynasol, Lee Chang Yung and Sinopec, have expanded USBC capacity over the last 3 years.

In addition, competition between SBC products and non-SBC products within the end-use markets in which we compete is intense. Increased competition from existing or newly developed non-SBC products may reduce demand for our products in the future and our customers may decide on alternate sources to meet their requirements.

•	In the Advanced Materials end-use market, SBC products compete against a wide variety of chemical and non-chemical alternatives, including thermoplastic vulcanizates, ethylene propylene diene monomers (EPDM), thermoplastic polyolefin elastomers and thermoplastic polyurethanes (TPUs). The choice between these materials is influenced by performance characteristics, ease of use, desired aesthetics and total end-product cost. In addition, competing materials include spandex, thermoplastic polyolefin elastomers and natural rubber, PVC polymers and compounds, polyolefins, PET, nylon, thermoplastic vulcanizates and polycarbonate, based on performance, ease of use, desired aesthetics and total end-product cost.

•	In the Adhesives, Sealants and Coatings end-use market, SBC products primarily compete with acrylics, silicones, solvent-based rubber systems and thermoplastic polyolefin elastomers. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost.

•	In the Paving and Roofing end-use market, SBC products primarily compete with atactic polypropylene, styrene butadiene rubber and unmodified asphalts. The choice between these materials is influenced by total end-product performance, cost and ease of use.

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

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property and other proprietary information of our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly, and we may not prevail. In addition, we acquired a significant number of patents in our patent portfolio from Shell Chemicals. Pursuant to our agreements with Shell Chemicals relating to our ownership of these patents, Shell Chemicals retained for itself fully-transferable and exclusive licenses to their use outside of the elastomers business, as well as fully-transferable non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions.

Any patents, issued or applied for, may not provide us with any competitive advantage and may be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products in the U.S. or abroad. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our intellectual property and other proprietary information. With respect to our pending patent applications, we may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.

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

We have registered and applied for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The applicable governmental authorities may not approve our pending applications. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain trademark registrations in the U.S. and in other countries could limit our ability to obtain and retain our trademarks and impede our marketing efforts in those jurisdictions.

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

We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Germany, The Netherlands, France and Japan, and these are in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign currency exchange restrictions and fluctuations; and

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

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

Management at our facility at Belpre, Ohio has identified several occupied buildings that are closer to the manufacturing process than would be consistent with industry guidelines required by the OSHA. A $2.5 million project is underway to relocate these facilities. We have estimated the cost associated with complying with OSHA guidelines and this cost is included in our projected future capital expenditures. However, such costs may change with changes in regulations or risk management strategy. This project is expected to be completed by the end of 2009.

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

As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. As of December 31, 2008, we employed approximately 825 full-time employees. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of Shell Chemicals or LBI, relations between Shell Chemicals and its employees or LBI and its employees may also adversely affect our business and financial condition and results of operations. See “Part I, Item 1. Business—Employees.”

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

We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations.” Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 15710 John F. Kennedy Boulevard, Houston, Texas 77032.

We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary depending upon feedstock, product mix and operating conditions.

The following table sets forth our principal facilities:

Location	Acres	Approximated Square Footage	Use	Owned / Leased
Belpre, Ohio, USA	350	3,600,000	Manufacturing	Owned	(1)
Wesseling, Germany	8.1	354,000	Manufacturing	Leased	(2)
Berre, France	9.0	392,000	Manufacturing	Owned	(3)
Pernis, The Netherlands	3.4	146,000	Manufacturing	Owned	(3)
Paulinia, Brazil	179	2,220,000	Manufacturing	Owned
Kashima, Japan	11.6	395,000	Manufacturing	Owned	(4)
Houston, Texas, USA	N/A	46,615	R&D	Leased	(5)
Amsterdam, The Netherlands	N/A	32,015	R&D	Leased	(5)
Tsukuba, Japan	4.5	23,327	R&D	Owned	(6)
Shanghai, China	N/A	20,000	Distribution	Leased	(5)

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil.
(2)	We lease the land and the manufacturing facility, but own the production equipment.
(3)	We lease the land, but own the manufacturing facility and production equipment.
(4)	The Kashima, Japan facility is owned by our 50%-50% joint venture with JSR.
(5)	We lease the facility, but own the equipment.
(6)	The Tsukuba, Japan facility was sold on February 27, 2009 and replaced with a new technical service laboratory at a leased location in Tsukuba, Japan.

Belpre, Ohio, U.S. Our Belpre, Ohio site is our largest manufacturing facility with connections to barge, rail and truck shipping and receiving facilities. The Belpre site has approximately 189kT of production capacity to which we are entitled. It has the largest dedicated SBC production capacity of any SBC facility in the world. The Belpre facility currently produces USBC and HSBC products.

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

Wesseling, Germany. Our Wesseling, Germany manufacturing site is located on the premises of LBI. The site has direct access to major highways and extensive railway connections. Production capacity is approximately 95kT. LBI owns the land and buildings on the premises and leases them to us. All leased property is required to be used in connection with our elastomers business. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year’s written notice by either party. We own the SBC production equipment in the manufacturing facility. The Wesseling facility currently produces USBC products. LBI provides us operating and site services, utilities, materials and facilities under a long-term production agreement. LBI has the right to approve any expansion of our facility at Wesseling; although its consent may only be withheld if an expansion would be detrimental to the site.

Berre, France. Our Berre, France site is located in southeastern France. The facility has direct access to sea, rail and road transport and has a production capacity of approximately 87kT. The Berre site was leased to us by Shell Petrochimie Mediterranee (SPM), through April 1, 2008 at which time the site was sold to LBI, who now operates the site and with whom our lease now exists under a long-term lease due to expire in 2030. We own the SBC manufacturing facility and production equipment at Berre. We currently produce USBC and HSBC products there. We have an operating agreement with LBI for various site services, utilities and facilities under a long-term agreement.

Pernis, The Netherlands. Our Pernis, The Netherlands site is located near Rotterdam in The Netherlands, with access to deep-sea shipments and river barges as well as rail and road links. The plant currently has a production capacity of approximately 18kT of USBC and approximately 15kT of IR. The Pernis site is subleased to us by Shell Nederlands Chimie, or SNC, on a shared site with other occupants. SNC itself leases the property from the Rotterdam Harbor Authorities. The term of the sublease expires on June 30, 2024, with an option for us to renew for a further period until June 30, 2044. We own the SBC manufacturing facility and production equipment at Pernis. The facility is operated by SNC under an operating agreement, and they provide various site services, utilities and facilities to us under a long-term agreement. The USBC production at this site was suspended on December 27, 2007.

On September 20, 2007, we exited the SIS plant at our Pernis facility, and relocated our SIS production to our other production facilities as part of our cost reduction efforts. This resulted in a contractor workforce reduction and provided annual cost savings of approximately $10 million. The exit plan was completed in the first half of 2008. As a result of exiting the SIS plant, we recorded a liability associated with the plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consisted of cash expenditures in the first and second quarters of 2008.

With respect to IR capacity, we currently anticipate keeping the plant operational until at least the end of calendar year 2009. However, no final decision has yet been made on the future of the IR plant at our Pernis facility. If we should decide to close the plant we would expect to develop an alternative manufacturing facility for our IR grades. We might be required to build additional inventory to continue to supply our customers until the alternative manufacturing facility is in production.

Paulinia, Brazil. Our Paulinia, Brazil site is located with access to major highways. The facility currently has a production capacity of approximately 28kT of USBC. The plant was built to meet demand for IR Latex products for hypoallergenic and medical applications, including surgical gloves and condoms. We own the plant at Paulinia as well as the land on which our plant sits. BASF owns the adjacent site and shares title to facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities. An expansion of the existing capacity is scheduled to be completed by mid-2009.

Kashima, Japan. Our Kashima, Japan site is operated by a manufacturing joint venture named Kraton JSR Elastomers K.K., or KJE, between us and JSR. The Kashima site is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber plants and butadiene and isoprene extraction units. This site is serviced by rail, barge and truck connections. Production capacity is approximately 44kT, of which we are generally entitled to 50% of the production pursuant to our joint venture agreement. The SBC manufacturing facility is leased to KJE.

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

Research, Development and Technical Service Facilities

Our research and development activities are primarily conducted in laboratories in Houston, Texas and Amsterdam, The Netherlands. We support our customers via a technical service network of laboratories around the globe. Our technical service laboratories are located in Shanghai, China, Tsukuba, Japan, and Paulina, Brazil. In addition we have a technical service office in Mont St. Guivert, Belgium.

We perform application development and technical service support in all locations. In addition, our research and development centers in Houston and Amsterdam carry out polymer and process development. We are operating pilot lines in our Houston facility to provide scale up support to our manufacturing sites as well as our customers.

In August 2008 we executed a purchase and sale agreement to sell our Tsukuba, Japan facility that provided technical services to our Asia Pacific customers. The site was sold on February 27, 2009. We will open our new technical service laboratory in Tokoday, Japan in the first-half of 2009.

In August 2008 we signed a lease on a new building that will house our Houston-based Research and Technology Service organization. The new facility will be occupied in the first-half of 2009 and is designed to enhance the effectiveness of our Research and Technology Service.

We believe we are able to meet projected global demand for HSBC products through at least 2009, and we have postponed the start up of the new HSBC manufacturing facility in the Asia Pacific region beyond the previously announced 2009 target date. We will continue, however, to perform engineering and evaluate new sites in the Asia Pacific region for the new plant.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including environmental matters, see “Part I, Item 1. Business—Environmental Regulation” and Note 8 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for the equity interests of Kraton. As of February 28, 2009, there was one shareholder of record of the equity of Kraton. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a discussion of our ownership. No equity interest was repurchased during the year ended December 31, 2008.

We are parties to a senior secured term loan and an indenture with respect to our 8.125% senior subordinated notes due 2014 (“the 8.125% Notes”), each of which imposes restrictions on our ability to pay dividends or certain other distributions to the holders of our equity interests. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Our Indebtedness.”

Item 6. Selected Financial Data.

The selected consolidated historical financial data presented below as of and for the years ended as of December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Statements of Operations

Operating Revenues
Sales	$1,171,253	$1,066,044	$1,015,766	$952,921	$791,226
Other(1)	54,780	23,543	32,355	22,670	16,160

Total operating revenues	1,226,033	1,089,587	1,048,121	975,591	807,386
Cost of Goods Sold(2)	971,283	938,556	843,726	766,012	692,968

Gross Profit	254,750	151,031	204,395	209,579	114,418

Operating Expenses
Research and development	27,049	24,865	24,598	26,152	23,178
Selling, general and administrative	101,431	69,020	73,776	72,731	64,903
Depreciation and amortization of identifiable intangibles	53,162	51,917	43,574	44,090	42,630

Total operating expenses	181,642	145,802	141,948	142,973	130,711

Equity in Earnings of Unconsolidated Joint Venture(3)	437	626	168	1,516	462
Interest Expense, net	36,671	43,460	40,547	33,943	38,963

Income (Loss) Before Income Taxes	36,874	(37,605)	22,068	34,179	(54,794)
Income Tax Expense (Benefit)	8,440	6,138	25,626	11,519	(18,973)

Net Income (Loss) Before Income Taxes	$28,434	$(43,743)	$(3,558)	$22,660	$(35,821)

	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$101,396	$48,277	$43,601	$100,934	$46,357
Total assets	1,031,874	984,894	989,153	964,813	965,587
Total debt	$575,071	538,465	582,113	462,663	465,343

(1)	Other revenues include the sale of by-products generated in the production of Kraton IR and SIS.
(2)	In the years ended December 31, 2005 and 2004, these amounts include $1,684 and $35,225 of additional costs relating to the sale of inventory, the carrying value of which had been increased to reflect the manufacturing profit in inventory as part of the acquisition and separation, respectively.
(3)	Represents our 50% joint venture interest in Kraton JSR Elastomers KK, which is accounted for using the equity method of accounting.

	2008	2007	2006	2005	2004
Other Data:
Ratio of Earnings to Fixed Charges	1.9	0.2	1.5	1.9	—

Our earnings were insufficient to cover our fixed charges for the year ended December 31, 2007 by approximately $38.1 million and for the year ended December 31, 2004 by approximately $54.7 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in the “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

EXECUTIVE OVERVIEW

We believe we are the world’s leading producer (in terms of both 2008 sales revenues and sales volumes) of styrenic block copolymers (SBCs), a family of specialty chemical products whose chemistry we pioneered over 40 years ago. SBCs are highly engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our specialty polymers are typically processed with other products to achieve customer specific performance characteristics in a variety of applications. Each polymer is highly customized to each application and is usually a critical component to the performance of our customer’s product, yet represents a small fraction of the overall cost of the customer’s finished product. The versatility of our portfolio of polymers is due to a wide range of distinctive molecular structures, which can be precisely controlled and tailored to unique design and performance characteristics. Each polymer requires a significant amount of testing and certification, which, when combined with our proprietary chemistry encourages strong customer loyalty. We believe that our global scale, broad product offerings, superior technical expertise, strong customer relationships and well-recognized KRATON® brand name have allowed us to maintain our leading global position in SBCs.

We serve a large number of customers across a diverse set of end-use markets in many regions of the world. As a result, we believe our sales are less sensitive to conditions in any one particular end-use market or region. We currently offer over 800 products to more than 700 customers in over 60 countries worldwide. We are the only SBC producer with manufacturing and service capabilities on four continents, enabling our multinational customers to meet their global needs. We manufacture products at six plants globally, including our flagship Belpre, Ohio plant in the United States, the largest SBC plant in the world, as well as plants in Germany, France, The Netherlands, Brazil and Japan. The plant in Japan is operated by a manufacturing joint venture.

We serve three core end-use markets: (1) Advanced Materials; (2) Adhesives, Sealants and Coatings; and (3) Paving and Roofing. We also serve an emerging business category which includes our IR Latex activity. Other markets include footwear; lubricant and fuel additive applications; and high styrenics.

The following table describes our three core end-use markets together with our emerging businesses and other markets and their approximate relative size:

End-Use Markets and Other	Revenue Mix(1)	Selected Applications/Products
Advanced Materials	30%	• Soft Touch and flexible materials (i.e., tool and bicycle grips)
		• Impact resistant plastics
		• Automotive components
		• Elastic films (i.e., disposable infant and child care products)
		• Compounds and Oil Gels (i.e., skin care products and lotions)
		• Disposable Food Packaging
		• Medical Films for Bags and Pouches

Adhesives, Sealants and Coatings	32%	• Tapes and Labels
		• Nonwoven and Industrial Adhesives

Paving and Roofing	31%	• Asphalt modification
		• Roadways
		• Roofing felts and shingles

Emerging Businesses	3%	• Surgical gloves

Other Markets	4%	• Footwear
		• Lubricant and Fuel Additives
		• High Styrenics

(1)	Based on 2008 total product Sales revenues of $1,171.3 million (excludes by-product sales which are reported as Other revenues).

Each of our end-uses constitutes a global profit center, and each has its own dedicated management, sales force and market development. In addition, each end-use is linked directly to the Research, Development and Technical Services (“RTS”) function and, via this link, sponsors the creation and commercialization of new products in addition to servicing its customers’ technical needs. We believe we hold the number one market position, based on 2008 sales, in each of our core end-use markets.

Recent Developments

Purchase and retirement of our 8.125% Notes. On March 16, 2009, we purchased and retired $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We expect to record a gain of approximately $19.5 million in the quarter ending March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

The 2009 Frost & Sullivan North American Technology Leadership of the Year Award. Kraton was awarded the 2009 Frost & Sullivan North American Technology Leadership of the Year Award in the field of elastic nonwovens. The award cited Kraton’s intense R&D efforts driving innovation in pioneering the development of styrenic block copolymers, particularly noting MD6705, G1643 and MD6717 grades, which are suitable for a wide variety of applications that demand superior qualities of softness, breathability and elasticity.

Suspension of production of styrenic block copolymers (SBCs) at key manufacturing plants. On December 22, 2008, Kraton announced it would be suspending certain production of SBCs at a number of its global production facilities. The suspension of production affected approximately 50% of our global capacity. As of the date of this filing, we continue to operate at the aforementioned rate. The plants concerned were in the United States and Europe.

The decision was based upon the rapid and unprecedented deflation in prices for petrochemical based feed stocks, the impact of such deflation upon our current inventory values, a general de-stocking occurring in most of the down-stream value chains Kraton serves and an effort to diligently manage its cash flow. Kraton continues to work with its customers to better understand their needs for the next several months to limit service interruptions.

Customer Event. One of our major asphalt customers, SemMaterials L.P. (“SEM”), filed a petition for bankruptcy relief under Chapter 11 of Title 11 of the U.S. Code on July 22, 2008, along with several of SEM’s affiliated companies. Kraton had outstanding pre-petition receivables due from SEM of approximately $0.3 million at December 31, 2008 and $0.2 million as of February 15, 2009, and does not believe that SEM’s bankruptcy case will have a material effect on our ongoing operations.

Kraton intends to seek payment on pre-petition receivables due from SEM through the appropriate claim-filing procedures in SEM's bankruptcy case. We believe that overall market demand for asphalt will not be materially impacted by SEM’s bankruptcy and do not currently anticipate that SEM’s bankruptcy will materially impact our sales volumes in our Paving and Roofing end-use markets.

LyondellBasell Industries (LBI). In January 2009, the US operations of LBI, along with one of its European-holding companies Basell Germany Holdings GmbH, filed for voluntary reorganization under Chapter 11 of the US Bankruptcy Code. LBI is one of our major suppliers of raw materials and also operates our plants at Berre, France and Wesseling, Germany.

To date, our operations have not been negatively impacted. However, going forward we cannot accurately predict the effect, if any, that LBI’s bankruptcy will ultimately have upon Kraton’s business in general, or Kraton’s relationships with LBI in particular.

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene; butadiene; and isoprene. These monomers together represented approximately 52% of our total cost of goods sold in 2008. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. The cost of these monomers has generally been correlated to changes in crude prices and affected by global supply and demand and global economic conditions. After significant increases in the cost of these monomers through the third quarter of 2008, the market prices for these monomers declined significantly late in the year. On a year-over-year basis, the cost of raw material feedstocks included in our cost of goods sold increased approximately 9% excluding the impact of foreign currency exchange rates and sales volume changes in 2008.

We believe our contractual arrangements with suppliers of styrene, butadiene and isoprene provide an adequate supply of raw materials at competitive, market-based prices. We can provide no assurances that contract suppliers will not terminate these contracts at the expiration of their contract terms or that we will be able to obtain substitute arrangements on comparable terms, or that we generally will be able to source raw materials on an economic basis in the future.

Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, LBI, and other suppliers under long-term supply contracts with various expiration dates.

In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil generally purchases all of its raw materials from local third-party suppliers.

Seasonality. Seasonal changes and weather conditions typically affect our polymer product sales into our Paving and Roofing end-use market. Within this market, typically, volume rises, as temperatures rise, from January to June, peaking during the summer. After summer, volume declines during the colder months in fall and winter. In 2008, our business experienced no significant weather conditions beyond the marginal impact from hurricane Ike during September and October. Our other end-use markets, Advanced Materials and Adhesives, Sealants and Coatings, tend to show relatively little seasonality.

International Operations and Currency Fluctuations. We operate a geographically diverse business. For the year ended December 31, 2008, 42% of net product sales were generated from customers located in the Americas, 37% in Europe and 15% in the Asia Pacific region. Our products are sold to customers in more than 60 countries. We serve our customer base from six manufacturing plants in six countries.

Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the periods of 2006, 2007 and 2008. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

			U.S. $ per 10,000
	U.S. $ per Euro		Japanese Yen		U.S. $ per Brazilian Real
December 31	Average	Period End	Average	Period End	Average	Period End
2008	1.463	1.409	96.65	110.08	0.543	0.428
2007	1.368	1.472	84.84	87.60	0.511	0.565
2006	1.254	1.319	85.95	84.09	0.459	0.468

Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. In 2008, we entered into two foreign currency option contracts to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate. The first option contract was entered into on April 3, 2008 and expired on June 26, 2008. The second option contract was entered into on July 1, 2008 and expired on December 29, 2008. See Note 15 of Notes to Consolidated Financial Statements for further discussion.

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

Outlook

Our fourth quarter results exceeded the comparable 2007 period, but Kraton was not insulated from global economic market conditions. Each of Kraton’s end-use markets recorded a decline in sales volume in the fourth quarter as customers aggressively reduced inventories, resulting in an aggregate 36% decline in sales volume compared to the fourth quarter of 2007.

The demand softness in the fourth quarter of 2008 has continued into 2009. Kraton currently estimates first quarter 2009 sales volume could be approximately 40% below first quarter 2008 sales volume. In addition, the first quarter 2009 results will reflect lower FIFO margins commensurate with selling higher-cost inventory produced when feedstock prices were above our current replacement cost, the negative effect of which could be in the range of $35 to $40 million. Conversely, first quarter 2008 margins were positively affected by more than $5 million uplift commensurate with selling lower-cost inventory produced when feedstock prices were below the then current replacement cost.

We cannot predict the full impact the current economic downturn will have on global demand for our products in 2009. However, after excluding the large negative effect on margins in the first quarter of 2009 and the positive effect on margins in 2008 resulting from the aforementioned FIFO measurements, we currently anticipate that earnings in the first quarter of 2009 will be in-line with the first quarter of 2008 earnings. In addition, in 2009 we do expect to exceed our $10 million fixed cost reduction target, announced in November 2008, as we continue to aggressively pursue new options to reduce cost, improve productivity and manage cash. We believe these steps will allow us to endure the present down trend and become even more competitive in responding to our innovative customers’ demanding needs when an economic recovery takes hold.

RESULTS OF OPERATIONS

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements.

	2008	2007	2006
Operating Revenues
Sales	$1,171,253	$1,066,044	$1,015,766
Other	54,780	23,543	32,355

Total operating revenues	1,226,033	1,089,587	1,048,121
Cost of Goods Sold	971,283	938,556	843,726

Gross Profit	254,750	151,031	204,395

Operating Expenses
Research and development	27,049	24,865	24,598
Selling, general and administrative	101,431	69,020	73,776
Depreciation and amortization of identifiable intangibles	53,162	51,917	43,574

Total operating expenses	181,642	145,802	141,948

Equity in Earnings of Unconsolidated Joint Venture	437	626	168
Interest Expense, net	36,671	43,460	40,547

Income (Loss) Before Income Taxes	36,874	(37,605)	22,068
Income Tax Expense	8,440	6,138	25,626

Net Income (Loss)	$28,434	$(43,743)	$(3,558)

The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	2008	2007	2006
Operating Revenues
Sales	95.5%	97.8%	96.9%
Other	4.5	2.2	3.1

Total operating revenues	100.0	100.0	100.0

Cost of Goods Sold	79.2	86.1	80.5

Gross Profit	20.8	13.9	19.5

Operating Expenses
Research and development	2.2	2.3	2.3
Selling, general and administrative	8.3	6.3	7.0
Depreciation and amortization of identifiable intangibles	4.3	4.8	4.2

Total operating expenses	14.8	13.4	13.5

Equity in Earnings of Unconsolidated Joint Venture	—	0.1	—
Interest Expense, net	3.0	4.0	3.9

Income (Loss) Before Income Taxes	3.0	(3.5)	2.1
Income Tax Expense	0.7	0.6	2.4

Net Income (Loss)	2.3%	(4.0)%	(0.3)%

2008 Compared to 2007

Operating Revenues

Operating revenues for the year ended December 31, 2008 increased $136.4 million or 12.5% compared to the same period in 2007. The increase was driven primarily by:

Sales increased $105.2 million or 9.9%. The increase in sales was the result of increases in global product sales prices and changes in product mix of $173.3 million and the impact of changes in foreign currency exchange rates of $50.1 million, partially offset by a $118.2 million decrease related to a 44.5 kT, or 12.4% decline in sales volume. Sales volume amounted to 313.1 kT in 2008 compared to 357.6 kT in 2007.

Factors influencing sales volumes:

•	Overall, volume was constrained due to butadiene availability in 2008.

•	In our Adhesives, Sealants and Coatings end-use market, raw material availability was a primary driver, affecting North American tape and formulator customers.

•

In our Advanced Materials end-use market, general weakness resulting from global economic conditions, partially offset by a modest growth in emerging markets due to increased demand for high quality isoprene latex rubber, used in medical applications.

We implemented a series of global price increases in 2008, which were generally broad-based across our end-use markets and in response to the continuing increase in raw material and energy costs. As a result, even though sales volumes declined year-over-year, we experienced revenue growth in each of our end-use markets.

Other revenue increased $31.2 million or 132.7%. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of isoprene rubber; however the increase is offset by a corresponding increase in cost of goods sold.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2008 increased $32.7 million or 3.5% compared to the same period in 2007. The increase was driven primarily by:

•	$39.2 million increase from changes in foreign currency exchange rates,

•	$37.1 million increase in monomer and other production costs,

•	$31.2 million increase in by-product cost, and

•	$8.1 million increase due to a lower-of-cost-or-market adjustment of our finished goods inventory, partially offset by

•	$82.9 million decline in cost of goods sold directly related to the decline in sales volume.

As a percentage of operating revenues, cost of goods sold decreased to 79.2% from 86.1%.

Gross Profit

Gross profit for the year ended December 31, 2008 increased $103.7 million or 68.7% compared to the same period in 2007. As a percentage of operating revenues, gross profit increased to 20.8% from 13.9%.

Operating Expenses

Operating expenses for the year ended December 31, 2008 increased $35.8 million or 24.6% compared to the same period in 2007. The increase was driven primarily by:

Research and development increased $2.2 million or 8.8%. The increase was largely due to the costs associated with the realignment of our Research and Technology Service organization. As a percentage of operating revenues, research and development decreased to 2.2% from 2.3%.

Selling, general and administrative increased $32.4 million or 47.0%. The increase was primarily due to $13.4 million associated with Kraton’s incentive compensation plan, $4.1 million from changes in foreign currency exchange rates, $5.5 million associated with the previously announced senior executive and other management changes, $3.9 million in severance related charges, $1.2 million related to analysis of refinancing options and $0.8 million related to the initial implementation cost associated with our ERP implementation. As a percentage of operating revenues, selling, general and administrative increased to 8.3% from 6.3%.

Depreciation and amortization of identifiable intangibles increased $1.2 million or 2.4%. The increase in depreciation and amortization expense reflects assets that were under construction in prior periods that were completed and placed in service, including our polyisoprene latex plant at our Paulinia, Brazil, accelerated depreciation on the SIS plant assets at our Pernis facility beginning in September 2007, and changes in foreign currency exchange rates.

Equity in earnings of unconsolidated joint venture.

The Kashima plant is operated by a manufacturing joint venture with JSR under the name Kraton JSR Elastomers K.K. We use the equity method of accounting for our joint venture at the Kashima site. Earnings in the joint venture decreased $0.2 million or 30.2% for the year ended December 31, 2008 compared to the same period in 2007.

Interest expense, net.

Interest expense, net for the year ended December 31, 2008 decreased $6.8 million or 15.6% to $36.7 million compared to $43.5 million during the same period in 2007. The decrease was primarily due to lower interest rates, amortized gains from our interest rate swap, and lower debt balances. The average debt balances outstanding were $562.4 million and $565.3 million, respectively. The effective interest rates on our debt during the same periods were 6.5% and 7.5%, respectively.

Income tax expense

Income tax expense was $8.4 million for the year ended December 31, 2008, as compared to $6.1 million for the year ended December 31, 2007. Income tax expense increased by $2.3 million primarily due to an increase of taxable income. The effective tax rate was 22.9% for the year ended December 31, 2008, as compared to (16.3%) for the year ended December 31, 2007. Our effective tax rate for the current period was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and recognition of deferred tax assets on U.S. operations that were previously offset by valuation allowances, as well as a different income mix between foreign and domestic tax jurisdictions. Our effective tax rate for the prior period was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and a different income mix between foreign and domestic tax jurisdictions.

Net income (loss)

Net income was $28.4 million for the year ended December 31, 2008, an improvement of $72.2 million compared to a net loss of $43.7 million in 2007.

2007 Compared to 2006

Operating Revenues

Operating revenues for the year ended December 31, 2007 increased $41.5 million or 4.0% compared to the same period in 2006. The increase was driven primarily by:

Sales increased $50.3 million or 4.9%. The increase in sales was the result of the impact of changes in foreign currency exchange rates of approximately $43.0 million and approximately $29.0 million due to a 6.0 kT or 1.7% increase in sales volumes of our products, partially offset by approximately $22.0 million due to product sales mix and year-over-year price decline in SIS sales given the lower cost and increased availability of isoprene monomer. Sales volume amounted to 357.6 kT in 2007 compared to 351.6 kT in 2006.

Factors influencing sales volumes:

•	Growth in our Adhesives, Sealants and Coatings and Compounding end-use markets in the Asia Pacific region, the latter driven by innovation product growth.

•	Growth in Packaging and Films end-use markets in Europe and Asia Pacific, excluding Japan due to cap liners and innovation product growth.

•

Growth in Personal Care end-use market, including innovation product growth, partially offset by reduced volume in our North American Paving and Roofing end-use market due to poor weather condition and limited government paving budgets.

Other revenue decreased $8.8 million or 27.2%. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of isoprene rubber. The decrease was primarily due to decreased sales volumes, partially offset by the strengthening of the Euro against the U.S. dollar.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2007 increased $94.8 million or 11.2% compared to the same period in 2006. The increase was driven primarily by:

•	$47 million of increased monomer and other variable costs,

•	$39 million increase related to foreign currency fluctuations,

•	$14 million related to increased sales volumes, and

•	$9 million related to manufacturing cost absorption, partially offset by

•	$9 million from lower by-product sales, and

•

$6 million decline in other manufacturing expenses primarily related to lower restructuring costs. The aggregate acquisition cost per metric ton for monomers increased 5% in 2007, due to the continued tight supply and demand conditions in the marketplace and rising crude oil prices.

As a percentage of total revenues, cost of goods sold increased to 86.1% from 80.5%.

Gross Profit

Gross profit for the year ended December 31, 2007 decreased $53.4 million or 26.1% compared to the same period in 2006. As a percentage of operating revenues, gross profit decreased to 13.9% from 19.5%.

Operating Expenses

Operating expenses for the year ended December 31, 2007 increased $3.9 million or 2.7% compared to the same period in 2006. The increase was driven primarily by:

Research and development increased $0.3 million or 1.1%. The increase was primarily due to foreign currency fluctuations. As a percentage of total revenues, research and development remained flat at 2.3%.

Selling, general and administrative decreased $4.8 million or 6.4%. The decrease was primarily due to lower incentive compensation; reduced personnel related costs due to restructuring activities implemented in 2006; and costs associated with our restructuring activities in 2006. These decreases were partially offset by an increase due to foreign currency fluctuations. As a percentage of total revenues, selling, general and administrative decreased to 6.3% from 7.0%.

Depreciation and amortization of identifiable intangibles increased $8.3 million or 19.1%. The increase in depreciation and amortization expense reflects assets that were under construction in 2006 that were completed and placed into service in 2006 and 2007, including our new polyisoprene latex plant at our Paulinia, Brazil facility; accelerated depreciation on the SIS plant assets at our Pernis facility; and foreign currency fluctuations.

Equity in earnings of unconsolidated joint venture.

The Kashima plant is operated by a manufacturing joint venture with JSR under the name Kraton JSR Elastomers K.K. We use the equity method of accounting for our joint venture at the Kashima site. Earnings in the joint venture increased $0.4 million or 272.6% for the year ended December 31, 2007 compared to the same period in 2007.

Interest expense, net.

Interest expense, net for the year ended December 31, 2007 increased $2.9 million or 7.2% compared to the same period in 2006. This increase was primarily due to the higher debt balances compared to 2006 as a result of the amendment to our senior secured credit facility partially offset by the recognition of approximately $2.0 million of unrealized gain on interest rate swaps during 2007 upon the termination of the interest rate swap agreements on June 24, 2007. The adjustment reflects the additional income statement effects of Kraton’s highly effective interest rate swaps that should have been reflected in prior periods. We evaluated the materiality of the adjustment, including both qualitative and quantitative considerations, and concluded that the adjustment was not material to 2007 and December 31, 2006, the average debt balances outstanding were $565.3 million and $537.0 million, respectively. The effective interest rates on our debt during the same periods were 7.5% and 7.4%, respectively.

Income tax expense

Income tax expense was $6.1 million for the year ended December 31, 2007, as compared to $25.6 million for the year ended December 31, 2006. Income tax expense decreased by $19.5 million primarily due to a reduction of taxable income and an increase in valuation allowances for operating loss carryforwards in certain tax jurisdictions. The effective tax rate was (16.3%) for the year ended December 31, 2007, as compared to 116.1% for the year ended December 31, 2006. The decrease in the effective tax rate during the current period is related to the change in the mix of taxable income in our U.S. and international operations.

Net income (loss)

Net loss was $43.7 million for the year ended December 31, 2007, a loss of $40.1 million compared to a net loss of $3.6 million in 2006.

Critical Accounting Policies

The application of accounting policies and estimates is an important process that continues to evolve as Kraton’s operations change and accounting guidance is issued. Kraton has identified a number of critical accounting policies and estimates that require the use of significant estimates and judgments.

Management bases its estimates and judgments on historical experience and on other various assumptions that they believe are reasonable at the time of application. The estimates and judgments may change as time passes and more information becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Kraton discusses its critical accounting policies and estimates and other significant accounting policies with the Audit Committee of Kraton.

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statement of cash flows.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. Kraton utilizes the expensed as incurred method of accounting for planned major maintenance. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. When applicable, we capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years

Impairment of Long-Lived Assets. Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), provides a single accounting model for long-lived assets to be disposed of. We adopted SFAS No. 144 on January 1, 2002.

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

Income Taxes. We conduct operations in separate legal entities; as a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions.

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

Benefit Plans. We sponsor a noncontributory defined benefit pension plan, a non-qualified defined benefit pension plan, and other postretirement benefit plans. The actuarial determination of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services and health care cost trend rates. The selection of assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations recorded in the consolidated balance sheets and on the amount of expense included in the consolidated statements of operations.

Capital market declines experienced during the last half of 2008 have adversely impacted the market value of investment assets used to fund Kraton’s defined benefit pension plans. Future changes in plan asset returns, assumed discount rates and various other factors related to our pension and post-retirement plans will impact future pension expense and liabilities.

Revenue Recognition. We recognize revenue from when title transfers. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

We have entered into agreements with some of our customers, whereby they earn rebates from us when the volume of their purchases of our products reaches certain agreed upon levels. We recognize the rebate obligation under these agreements as a reduction of revenue based on an allocation of the cost of honoring the rebates that are earned to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

We are a holding company without any operations or assets other than the operations of our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances.

Credit markets in the United States have experienced varying degrees of credit volatility and contraction that have limited and reduced our ability to explore financing options. This volatility has been caused by many factors, including concerns about creditworthiness in the overall market, especially the financial services sector, which has culminated in the failure or consolidation of several large financial and investment institutions. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investor to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. During this credit contraction, we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs.

Based upon current and anticipated levels of operations, we believe that cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our 8.125% Notes and senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Since feedstock costs represent approximately 50% of our cost of production, in periods of rising feedstock costs such as in 2008 versus 2007, we consume cash in operating activities due to increases in accounts receivable and inventory, partially offset by increased value of accounts payable. Conversely, in periods where feedstock costs are declining, Kraton generates cash flow from decreases in working capital. We currently expect to have lower levels of working capital in 2009. There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At December 31, 2008, we had $101.4 million of cash and cash equivalents. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. We have available to us, upon compliance with customary conditions, the $75.5 million revolving portion of the senior secured credit facility of which we had borrowed $50.0 million on our Revolver at December 31, 2008. Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 2.50:1.00 through December 31, 2008; of 2.75:1.00 beginning March 31, 2009; and of 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.95 through December 31, 2008; 4.45 beginning March 31, 2009 through September 30, 2009; and 4.00 beginning December 31, 2009 and continuing thereafter.

Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. As of December 31, 2008, we were in compliance with, and we expect to remain in compliance with, the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the 8.125% Notes. However, the maintenance of these financial ratios is based on our level of profitability. If the 2009 global economic environment worsens, it would adversely impact our profitability and our ability to meet our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

From time to time, on an ongoing basis, we continue to evaluate options with respect to our overall debt structure, including, without limitation, the possibility of cash purchases, in the open market, privately negotiated transactions or otherwise, of Kraton indebtedness up to amounts permitted under our senior secured credit facility. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. On March 16, 2009, we purchased and retired $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We expect to record a gain of approximately $19.5 million in the quarter ending March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

Capital market declines experienced during the last half of 2008 have adversely impacted the market value of investment assets used to fund our defined benefit pension plans. Based on December 31, 2008 valuations, we expect to make contributions of $6.2 million to the plans in 2009 versus $10.0 million in 2008. If the market value of these assets does not improve during 2009, higher levels of contributions could be required in 2010 and beyond.

The ability for us to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item 1A. Risk Factors for further discussion.”

Operating Cash Flows

Net cash provided by operating activities decreased $41.5 million to $40.2 million in 2008 compared to $81.7 million in 2007.

This change was driven primarily by:

•	$96.4 million increase in inventories of products, materials and supplies,

•	$24.1 million decrease in accounts payable,

•	$20.7 million increase in due to/from affiliate, partially offset by

•	$34.1 million decrease in accounts receivable and by

•	$72.2 million of higher net income.

Net cash provided by operating activities increased $83.0 million to $81.7 million in 2007 compared to $1.3 million used in 2006. This change was driven primarily by decreased inventory and accounts receivable balances, partially offset by lower earnings.

Investing Cash Flows

Net cash flows used in investing activities totaled $24.1 million in 2008 compared to net cash flows used in investing activities of $28.7 million in 2007. This $4.6 million decrease was primarily driven by timing of capital expenditures.

Net cash flows used in investing activities totaled $28.7 million in 2007 compared to $37.9 million used in investing activities in 2006. This $9.2 million decrease was primarily driven by a lower rate of capital expenditures.

Expected Capital Expenditures. We are forecasting 2009 expenditures of approximately $45.0 million. These capital expenditures are primarily for maintenance, infrastructure, and cost reduction projects. Our minimum annual capital expenditure levels to maintain and achieve incremental improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million. Included in our 2009 estimated expenditures:

Belpre Plant Instrumentation Upgrade. In May 2008 we entered into a contract with Invensys Systems Inc. pursuant to which certain systems and operating controls at the Belpre, Ohio facility will be upgraded in stages over the next several years. Pursuant to the contract, Invensys will provide detailed engineering design necessary to implement the new systems, as well as supply hardware and software for such systems. This project is designed to significantly improve the effectiveness, competitiveness and operating efficiency of the Belpre plant. The project began in the second-half of 2008 and will be completed in distinct phases extending into 2012, with 2009 spending estimated at $10.5 million and the total project spending estimated at $40.0 million.

Global Enterprise Resource Plan. In December 2008, Kraton’s Board of Directors approved the Global Enterprise Resource Plan (ERP) project which began in January 2009, with 2009 spending estimated at $12.4 million. While we believe that our current information technology environment is relatively stable, our Enterprise Resource Planning hardware and software systems are old and many components are unsupported versions. We have undertaken this project to perform an ERP implementation utilizing a single global system and implementing best practices for our industry. This will result in Kraton having a world-class global ERP system. The ERP implementation is projected to be completed by January 2010. Until the new ERP system is operational we are at risk in the event of a system failure which may result in us being unable to recover all of our data in a timely manner.

Financing Cash Flows and Liquidity

Kraton’s consolidated capital structure as of December 31, 2008, was 76% debt and 24% member’s equity.

Net cash provided by financing activities totaled $46.1 million in 2008 compared to $43.9 million net cash used in financing activities in 2007. This change was driven primarily by:

•	a voluntary pre-payment of $40 million on the Term Facility in September 2007, and

•	a $50 million draw on the Revolver in September 2008.

Net cash used in financing activities totaled $43.9 million in 2007 compared to $12.0 million net cash used in financing activities in 2006. This change was driven primarily by a voluntary pre-payment of $40 million on the Term Facility in September 2007.

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

The Amendment provided for, among other things, a new term facility, or Term Facility, of $385 million, representing a $25 million increase over the original Term Facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extended the maturity of the revolving facility, or Revolving Facility, from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006 we entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million from $60.5 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative and negative covenants, including a covenant that limited our ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, we borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to provide a portion of the funds necessary to consummate the tender offer for the 12.0% Discount Notes and pay fees and expenses related to the foregoing. We refer to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans.

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

In June 2008 we made a $10.0 million voluntary prepayment of outstanding indebtedness under the Term Loans. In addition, for the year ended December 31, 2007 we made voluntary prepayments on the term portion of our senior secured credit facility in the amount of $40.0 million, which resulted in the write off of approximately $0.6 million of deferred financing cost.

As of December 31, 2008 and December 31, 2007, we had $50 million borrowed and no outstanding borrowings, respectively, under the Revolving Loans.

Maturity. The Revolving Loans outstanding are payable in a single maturity on May 12, 2011. The Term Loans are payable in 25 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012, and ending on May 12, 2013.

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the Credit Agreement. The average effective interest rates on the Term Loans for the years ended December 31, 2008 and 2007 were 5.5% and 7.5%, respectively. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.

In February 2008, we entered into a $325 million notional amount interest rate swap agreement to protect against Eurodollar interest rate fluctuations. We sold the swap in June 2008. In October 2008, we entered into a $320 million notional amount interest rate swap agreement to protect against Eurodollar interest rate fluctuations. See Note 15(a) to our Consolidated Financial Statements for a description of the swap agreement.

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

The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. We are required to maintain a fiscal quarter end interest coverage ratio of

2.50:1.00 through December 31, 2008; of 2.75:1.00 beginning March 31, 2009; and of 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.95 through December 31, 2008; 4.45 beginning March 31, 2009 through September 30, 2009; and 4.00 beginning December 31, 2009 and continuing thereafter.

On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and was included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement. As of December 31, 2008, we were in compliance with all covenants under the Credit Agreement.

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

Maturity. The 8.125% Notes mature on January 15, 2014.

Interest. Interest on the 8.125% Notes is payable semi-annually on January 15 and July 15 each year, commencing July 15, 2004.

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

Optional Redemption. Generally, we cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, we may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued and unpaid interest. Prior to January 15, 2009, we had the option to redeem up to 35% of the aggregate principal amount of the 8.125% Notes at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest.

On or after January 15, 2009, we may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed to the applicable redemption date.

Year	Percentage
2009	104.063%
2010	102.708%
2011	101.354%
2012 and thereafter	100.000%

Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations.

As of December 31, 2008, we were in compliance with all covenants under the 8.125% Notes.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2008, 2007 or 2006.

Off-Balance Sheet Transactions

We are not presently involved in any off-balance sheet transactions.

Contractual Obligation

Our principal outstanding contractual obligations relate to the long-term debt under the senior secured credit facility and the notes, the operating leases of some of our facilities and the feedstock contracts with Shell Chemicals, or its affiliates, LBI and others to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations for the periods indicated.

Contractual Obligations as of December 31, 2008

	Payments Due by Period
Dollars in Millions	Total	2009	2010	2011	2012	2013	2014 and after
Long-term debt obligations	$575.1	$3.4	$3.3	$53.3	$158.4	$156.7	$200.0
Estimated interest payments on debt	169.4	33.0	35.4	38.4	32.8	21.7	8.1
Operating lease obligations	43.0	7.4	6.6	4.7	4.9	2.9	16.5
Purchase obligations(1)(2)	573.0	60.8	58.6	58.6	25.0	25.0	345.0

Total contractual cash obligations	$1,360.5	$104.6	$103.9	$155.0	$221.1	$206.3	$569.6

(1)	Pursuant to two feedstock supply contracts with Shell Chemicals or its affiliates, we are obligated to purchase minimum quantities of isoprene each year. If we do not meet these minimums, we are obligated to pay a penalty of approximately $300 per ton up to a maximum aggregate penalty of approximately $2.2 million. Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals and its affiliates. We are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, it is required under the terms of the contracts to meet with Shell Chemicals in an effort to determine a resolution equitable to both parties.
(2)	Pursuant to production agreements with LBI, we are obligated to pay a minimum indirect service fee each year of approximately $21.6 million. Not included in this table are future obligations arising under our Operating Agreements and Site Services, Utilities, Materials and Facilities Agreements that do not specify fixed or minimum quantities of goods or services to be purchased and do not contain fixed, minimum or variable price provisions. Under such agreements, our obligations to third parties are based on costs incurred by them in connection with the operation and maintenance of, and other services provided to, our European facilities. For a description of these agreements, see “Part I, Item 1. Business—Operating Agreements.” The terms of these agreements range between 20 years and 40 years and each agreement includes bilateral renewal rights. During the years ended December 31, 2008, 2007 and 2006, we incurred costs aggregating $70 million, $70 million and $58 million, respectively, under these agreements.

New Accounting Pronouncements

The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2008:

SFAS No. 141R, “Business Combinations.” In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and cannot be early adopted. Currently this statement is not expected to have a significant impact to our financial position, results of operations or cash flows. A significant impact may, however be realized on any future acquisitions by us. The amount of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition, if any.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008. For Kraton, SFAS No. 161 is effective as of January 1, 2009. The adoption of SFAS No. 161 is not expected to materially affect Kraton’s consolidated results of operations, financial position or cash flows.

FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. For Kraton, FSP No. FAS 142-3 is effective as of January 1, 2009. The adoption of FSP No. FAS 142-3 is not expected to materially affect Kraton’s consolidated results of operations, financial position or cash flows.

FSP No. FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets.” In December 2008, the FASB issued FSP No. FAS 132(R)-1 which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan and makes employers provide more transparency about the assets held by the retirement plan and the concentrations of risk in those plans. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. For Kraton, FSP No. FAS 132(R)-1 is effective as of January 1, 2010. Kraton is currently evaluating the effect of adopting FSP No. FAS 132(R)-1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk and commodity prices. We currently do not hedge our exposure to these risks, except for the interest rate swap agreements and foreign currency option contracts discussed below.

Interest Rate Risk. We have $325.1 million of variable rate debt outstanding under our senior secured credit facility as of December 31, 2008. The debt bears interest at the adjusted Eurodollar plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. In addition, we have $50.0 million of variable rate debt outstanding under our Revolving Loans. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. We entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004 and $80.0 million effective July 6, 2004. Both of these agreements terminated on June 24, 2007, had a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commencing on June 24, 2004 and ending on the termination date. The agreements had an average fixed rate of 3.524%. In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77% and was scheduled to expire on April 1, 2010. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense. In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320 million of the term loan portion of the Term Facility.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately, one-half of our revenue and costs are denominated in U.S. dollars. Euro-related currencies are also significant. On April 3, and July 1, 2008 we entered into two foreign currency option contracts to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for notional amounts of €10 million and €20 million with expiration dates of June 26, and December 29, 2008, respectively. The option contracts do not qualify for hedge accounting. The April 2008 option contract expired on June 26, 2008 and the July 2008 option contract expired on December 29, 2008.

Credit Risk. Our customers are diversified by industry and geography with approximately 700 customers in approximately 60 countries worldwide. We do not have concentrations of receivables from these industry sectors throughout these countries. The recent global economic downturn may affect our overall credit risk. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. We have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.

Item 8. Financial Statements and Supplementary Data.

The financial statements are set forth herein commencing on F-3 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an audit report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the company’s independent registered public accounting firm pursuant to current rules of the Securities and Exchange Commission that require the company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics and Business Practice

We have adopted a Code of Business Conduct and Ethics, which is available in the Corporate Governance section of the Investor Relations portion of the our website http://www.kraton.com.

Directors and Executive Officers

The following table sets forth the name, age and position of individuals who currently serve as directors and executive officers of Kraton as of March 17, 2009. See “Part III, Item 13.—Certain Relationships and Related Transactions.” Each of our directors will hold office until the next annual meeting of our members or until his or her successor has been elected. Directors may be removed at any time, with or without cause, by Kraton’s board (referred to herein as “Board” or “Board of Directors”).

Name	Age	Position
Dan F. Smith	62	Director and Chairman of the Board of Directors
Barry J. Goldstein	66	Director and Audit Committee Chairman
Kelvin L. Davis	45	Director
Michael G. MacDougall	38	Director
Nathan H. Wright	43	Director
Timothy J. Walsh	45	Director
Kevin G. O’Brien	43	Director
Steven J. Demetriou	50	Director
Richard C. Brown	49	Director
Kevin M. Fogarty	43	Director, Chief Executive Officer and President
Stephen E. Tremblay	49	Vice President and Chief Financial Officer
David A. Bradley	38	Chief Operating Officer
Richard A. Ott	54	Vice President, Global Human Resources and Communications
Stephen W. Duffy	55	Vice President, General Counsel and Secretary
Lothar Freund	49	Vice President, Technology
Larry R. Frazier	63	Chief Information Officer

Dan F. Smith. Mr. Smith was named a director and Chairman of our Board on February 4, 2008. He began his career with ARCO (Atlantic Richfield Company) in 1968 as an engineer. He was elected Chief Executive Officer of Lyondell in December 1996. Since 1997, Mr. Smith has also served as Chief Executive Officer of Equistar Chemicals, LP, and since December 1, 2004, he has served as the Chief Executive Officer of Millennium Chemicals Inc. Equistar and Millennium are wholly owned subsidiaries of Lyondell. In addition, Mr. Smith serves on the Board of Directors of Cooper Industries. He also serves as a member of the College of Engineering Advisory Council at Lamar University. Mr. Smith is a graduate of Lamar University with a B.S. degree in Chemical Engineering. Mr. Smith retired in December 2007 as Chairman, President and Chief Executive Officer of Lyondell Chemical Company following the acquisition of Lyondell by Basell.

Barry J. Goldstein. Barry Goldstein was named a director of our Board on May 1, 2008. Mr. Goldstein retired as Executive Vice President and Chief Financial Officer of Office Depot, Inc. in October 2000, which he first joined as Chief Financial Officer in May 1987. Mr. Goldstein was previously with Grant Thorton from 1969 through May, 1987, where he was named a Partner in 1976. Mr. Goldstein serves on the Board of Directors of Interline Brands, Inc. and Noble Environmental Power, LLC. He received a Bachelor of Science degree in Economics from the Wharton School at the University of Pennsylvania.

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

Michael G. MacDougall. Mr. MacDougall was named a director of our Board on December 23, 2003. Mr. MacDougall is a partner of TPG Capital. Prior to joining TPG Capital in 2002, Mr. MacDougall was a vice president in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. He is a director of Graphic Packaging Holding Company, Aleris International, Inc. and Energy Future Holdings Corp. (formally TXU Corp.). Mr. MacDougall served on the board of managers of Texas Genco LLC prior to its sale to NRG Energy, Inc. in February 2006. He also serves as the chairman of the Board of The Opportunity Network and is a member of the Board of The Dwight School Foundation and Iselsboro Affordable Property. Mr. MacDougall is a graduate of the University of Texas at Austin and received his M.B.A. with distinction from Harvard Business School.

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

Timothy J. Walsh. Mr. Walsh was named a director of our Board on December 23, 2003. Mr. Walsh is a Managing Director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to his role with CCMP, Mr. Walsh was a Partner with J.P. Morgan Partners, LLC from 1993 to 1999, holding various positions with JPMP in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly The Chase Manhattan Corporation). Mr. Walsh serves as a director of Metokote Corporation, Pliant Corporation and Generac Power Systems. Mr. Walsh received his B.S. in Economics from Trinity College, Hartford and his M.B.A. from the University of Chicago.

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

Steven J. Demetriou. Mr. Demetriou was named a director of our Board on December 1, 2004. Mr. Demetriou is currently the Chairman and Chief Executive Officer of Aleris International, Inc., also a TPG portfolio company. Previously, Mr. Demetriou was appointed President and Chief Executive Officer of Commonwealth Industries, Inc. (a predecessor by merger to Aleris) in June 2004, after serving as a member of that company’s board of directors since 2002. Before joining Commonwealth in 2004, Mr. Demetriou was President and Chief Executive Officer of privately held Noveon, Inc. Prior to that, from 1999 to 2001, he was Executive Vice President of IMC Global Inc. From 1997 to 1999, Mr. Demetriou held various leadership positions with Cytec Industries Inc. From 1981 to 1997, he served in management positions with ExxonMobil Corporation. Mr. Demetriou currently serves on the boards of two publicly owned companies, Foster Wheeler and OM Group, Inc. He has a B.S. degree in Chemical Engineering from Tufts University.

Richard C. Brown. Richard Brown was named a director of our Board on May 1, 2008. Mr. Brown is Chief Executive Officer of Performance Fibers, a global leader in high-performance industrial fibers and related materials. Prior to joining Performance Fibers, Mr. Brown was a Vice President of W.R. Grace & Co. and President of the Grace Performance Chemicals business, which business included Grace Construction Products, Grace Residential Building Products and Darex Packaging Technologies. Previously, he spent 19 years with General Electric in a series of positions with increasing responsibilities, including President of GE Silicones, Core Products Business, and President of GE Sealants & Adhesives. Mr. Brown has a Bachelor of Science degree from Plymouth State University (University of New Hampshire system).

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

Stephen E. Tremblay. Mr. Tremblay was appointed Vice President and Chief Financial Officer on January 21, 2008. From 1997 to 2007, Mr. Tremblay held various financial positions, including Chief Financial Officer at Vertis, Inc. a provider of print advertising and media and technology. From 1990 to 1997, Mr. Tremblay held senior finance positions at Wellman, Inc., a provider of polyester fiber and resins, and from 1983 to 1990 was a member of the accounting and auditing practice at Ernst & Young. Mr. Tremblay earned a B.S. degree in Business Administration from Bryant University and is a Certified Public Accountant.

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

Lothar Freund. Mr. Freund has served as our Vice President of Technology since 2005. He is responsible for Kraton's global R&D programs and technical service as well as the implementation of the company-wide innovation process. Dr. Freund joined Kraton from Koch Industries, where he served since 1989 in a variety of operating and technical positions in the polyester businesses acquired from Hoechst in 1998, most recently as the manufacturing and technology director of the PET & Nylon Polymer business of Invista, a Koch subsidiary. Dr. Freund holds a Masters degree and a PhD in Polymer Chemistry from the University of Marburg in Germany.

Larry R. Frazier. Mr. Frazier joined Kraton as Chief Information Officer on November 10, 2008. Prior to joining Kraton, Mr. Frazier was Chief Information Officer for Chevron Phillips Chemical Company, a position he held since July, 2000. Previous to this, Mr. Frazier was employed in various management positions with Phillips Petroleum Company (now ConocoPhillips). Earlier in his career he worked for the Federal Government as a Statistician/Mathematician. Mr. Frazier earned a B.S. degree in Mathematics from Northeastern Oklahoma State University, a Masters Degree in Electrical Engineering from University of New Mexico, and a Masters in Public Administration from Harvard University.

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

Audit Committee. The Audit Committee is a standing committee of each of the Boards of Directors of Kraton and Polymer Holdings. In each case, the primary purpose of the Committee is to assist the relevant Board of Directors in fulfilling its oversight responsibility relating to: (1) the integrity of Kraton’s financial statements and financial reporting process and our systems of internal accounting and financial controls; (2) the performance of the internal audit services function; (3) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; and (4) the compliance by us with legal and regulatory requirements, including our disclosure controls and procedures. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private. Since we are not a publicly traded company, on a listed exchange, the Board of Directors has not designated a member of the audit committee as an “audit committee financial expert” who is independent under the applicable rules of the Securities and Exchange Commission.

The current members of each of Kraton’s and Polymer Holdings’ Audit Committees are Messrs. Goldstein (chairman), O’Brien, Wright and MacDougall. Mr. O’Brien replaced Mr. Walsh as a member of each Audit Committee on January 31, 2008.

Compensation Committee. The Compensation Committee is a standing committee of Kraton’s Board of Directors. The purpose of the Committee is to discharge the responsibility of the Board of Directors relating to compensation of Kraton’s’s Directors, executive officers and such other employees as the Committee may determine together with management, and related matters.

The current members of Kraton’s Compensation Committee are Messrs. Walsh (chairman), Davis and Wright.

Executive Committee. The Executive Committee is a standing committee of Kraton’s Board of Directors. The purpose of the Committee is to act, between meetings of the Board, with the authority of the Board on matters set forth in the Executive Committee Charter. The authority of the Committee is subject to and limited by the limited liability agreement of Kraton and in no event may the Committee act on any matter requiring super-majority approval pursuant to the terms of such limited liability agreement.

The current members of Kraton’s Executive Committee are Messrs. Davis (chairman), MacDougall, Walsh and Fogarty.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The compensation program for Kraton’s executive officers named in the Summary Compensation Table below (the “Named Executive Officers”) is structured to attract, motivate, retain and reward high quality executives. This section includes information and analysis related to such compensation arrangements of the Named Executive Officers.

Compensation Philosophy and Objectives.

Kraton’s Executive Compensation Policy, as established by the Compensation Committee, is designed to provide a base salary that is competitive in the marketplace with other privately and publicly owned chemical companies whose revenue is approximately the same as that of Kraton. In 2007, after analyzing the data obtained from outside consultants, our Compensation Committee approved management’s determination of our peer companies to include Berry Plastics Corp., Chemtura Corp., Freescale Semiconductor, Hercules Inc., Koppers Inc., MacDermid Inc., PolyOne Corp., ON SemiConductor Corp., Rockwood and Tronox Inc. The composition of our peer group was last considered in 2007.

The Compensation Committee looks to the aggregate compensation package for each Named Executive Officer to determine the individual elements of each such Named Executive Officer’s pay. The Compensation Committee and the Board approve an annual variable compensation plan (the “Incentive Compensation Plan”) targeted to pay at a competitive level for the peer group companies, provided that pre-established individual and Kraton performance goals are achieved. The Compensation Committee may also approve the grant of membership units, options, or other equity or equity-based awards from time to time, the value of which is intended to retain and motivate the Named Executive Officers as well as align a portion of their compensation with the performance of Kraton.

The Named Executive Officers each have one or more of the types of awards described under “Equity” below. These awards are intended to align the long-term interests of the Named Executive Officers with those of Kraton and its shareholders, while also promoting retention by utilizing multi-year vesting periods. Generally, Kraton grants equity awards to executives in connection with their commencement of employment with Kraton. The Compensation Committee determines the value of such grants by reviewing compensation practices of peer companies, past practice of Kraton, and individual negotiations with the executive. In addition, the Compensation Committee has the discretion to grant additional equity awards to executives, including the Named Executive Officers, based on the individual’s contributions to Kraton. These grants typically are made on April 1st of each year; however, the Compensation Committee has the discretion to grant such awards throughout the year.

Role of the Compensation Committee.

The Compensation Committee discharges the responsibility of the Board relating to the compensation of the Named Executive Officers. The Compensation Committee’s Charter contains detailed information on its duties and function and is available on-line at www.kraton.com/content/released/compensation_committee.pdf.

The Compensation Committee no less frequently than annually reviews Kraton’s goals and objectives related to the compensation of the Named Executive Officers. During that review, the Compensation Committee considers the balance between short-term compensation and long-term incentives, evaluates the performance of the Named Executive Officers in light of the established goals and objectives and sets the compensation levels of the Named Executive Officers based on that evaluation. In determining appropriate compensation levels, the Compensation Committee considers the performance of Kraton and relative shareholder return, the compensation levels of persons holding comparable positions at our peer companies and the compensation given to the Named Executive Officers in previous years. The Compensation Committee has the ultimate authority and responsibility to engage and terminate any outside consultant to assist in determining appropriate compensation levels for the

Named Executive Officers. The Compensation Committee has not hired outside consultant companies to conduct direct analysis of Kraton’s compensation levels; however, Kraton does subscribe to databases maintained by two independent consultant companies, which include chemical and manufacturing industries of comparable revenue. The largest database utilized is Hay Paynet, which is purchased from the Hay Group, and contains compensation information on numerous jobs and in most countries where Kraton operates. The second database utilized is a purchased compensation survey by Mercer for chemical non-durable manufacturing industries. The Chief Executive Officer (the “CEO”) and the Vice President of Human Resources analyze the data to develop recommendations as to the compensation of the Named Executive Officers. The Compensation Committee then reviews and recommends any changes for subsequent Board approval. Neither the CEO nor the Vice President of Human Resources makes recommendations about his own compensation to the Compensation Committee. Kraton does not otherwise engage The Hay Group or Mercer for any other services.

Components of Direct Compensation.

Base Salary.

Employment contracts for the Named Executive Officers are established as a result of negotiation between the individual and Kraton at the time of hire, within a reasonable range of compensation determined by competitive data, including that described above, and experience. The Compensation Committee reviews the base salaries of the Named Executive Officers on an annual basis and determines if an increase is warranted based on its review of individual performance, compensation comparisons, and recommendations of the CEO.

As of January 1, 2008, Mr. Fogarty served as Executive Vice President, Global Sales and Marketing with a base salary of $335,000 and Mr. Bradley served as Vice President, Corporate Operations with a base salary of $280,000. On January 14, 2008, the Board of Directors approved an increase to Mr. Fogarty’s base salary to $500,000 and an increase to Mr. Bradley’s base salary to $350,000 upon their appointments as President and CEO, and Chief Operating Officer, respectively.

Annual Bonus: Incentive Compensation Plan.

Pursuant to their employment agreements with Kraton, the Named Executive Officers are eligible to receive annual bonuses with targets equal to 100% of base salary for Mr. Fogarty, 60% of base salary for Mr. Bradley, and 50% of base salary for Messrs. Tremblay, Ott, and Freund with maximum bonuses of 200% of base salary for Mr. Fogarty, 120% of base salary for Mr. Bradley, and 100% of base salary for Messrs. Tremblay, Ott, and Freund. But for each such executive’s termination of employment in 2008, Messrs. Gregory and Dekker would have been eligible to receive an annual bonus with a target equal to 100% and 50%, of base salary, respectively, and a maximum of 200% and 100% of base salary, respectively. All annual bonuses are paid pursuant to the Incentive Compensation Plan, subject to the discretion of the Compensation Committee to make such adjustments as it deems appropriate, including in certain instances, its discretion to exceed the maximum amount otherwise payable under the plan.

On February 5, 2008, the Compensation Committee approved and adopted the 2008 Incentive Compensation Plan, including the performance-based criteria by which payouts to participants were determined.

A participant’s annual bonus is a multiple of base salary, his target bonus factor, Kraton’s performance factor and the individual’s performance factor which are then weighed against the performance of all other participants and contractual limits (as described above) to determine the percentage of the common bonus pool he will receive. The Compensation Committee determines Kraton’s performance factor through use of a sliding scale based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by Kraton, with 100% set at the EBITDA target as set in the annual business plan of Kraton (“Business Plan EBITDA”). Sixty-five of Business Plan EBITDA forms a threshold below which the common bonus pool is zero. Based on additional performance criteria such as safety performance, innovation as a percent of total revenue, cost out, and pricing initiatives, an additional amount of up to $1 million may be added or subtracted from the common bonus pool amount. Those eligible for payout from the common bonus pool include all employees, with the exception of the non-exempt hourly plant workers at the Belpre Plant, on the payroll as of December 31, 2007. This incentive plan is intended to encourage strong performance on factors that are key to Kraton’s growth and success. Final bonus amounts are adjusted as necessary so as not to exceed the common bonus pool amount or maximum payouts as established by employment contracts (as described above). The Kraton performance factor is thus determined by the actual pool amount divided by the target pool amount as a percentage. The individual performance factor typically ranges from 0 to 2.0 times the individual’s target bonus factor based on the individual’s contributions to Kraton and adherence to our company values.

For the bonus year that ended December 31, 2008, the Compensation Committee granted performance bonuses based on the targets set in early 2008. Utilizing the additional performance criteria discussed above, the Compensation Committee also elected to fully fund the additional monies ($1 million) and add them to the pool. The Kraton performance factor for bonus payouts was 200% for 2008.

Special Bonus.

On January 14, 2008, in consideration of the current business environment, the Board voted to grant special bonus awards to certain executives, including the Named Executive Officers. The Named Executive Officers were entitled to receive two bonus payments, payable on each of January 1, 2008 and July 1, 2008, subject to the executive remaining employed through such payment dates. Had the executive’s employment been terminated by Kraton without cause or by the executive for good Reason, in either case in connection with a change in control, then the executive would have been entitled to both bonus payments, to the extent not previously paid.

Equity.

Options.

On September 9, 2004, TJ Chemical adopted the TJ Chemical Holdings LLC 2004 Option Plan (the “Option Plan”), which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including Kraton, of non-qualified options (“Options”) to purchase TJ Chemical membership units. The purpose of the plan is to retain talent and improve the growth and profitability of TJ Chemical and its affiliates. The Option Plan originally provided that the aggregate number of membership units with respect to which Options and profits units (described below) may be granted under the Option Plan may not exceed 21,740,802, representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. On August 18, 2008 by recommendation of the Compensation Committee, and with approval of the TJ Chemical’s board of directors, the aggregate number of membership units with respect to which Options and profits units may be granted under the Option Plan was increased to 23,740,802. As of December 31, 2008, there were 23,001,118 Options and profit units granted and outstanding. All Options granted in fiscal year 2008 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of a membership unit on the date of grant. The Options generally vest in 20% annual increments from the date of grant. However, the Compensation Committee determined that a shorter vesting period was appropriate for grants made during the 2008 fiscal year and therefore Options granted in 2008 were set to vest in increments of 1/3 over 3 years.

The Compensation Committee administers the Option Plan on behalf of TJ Chemical, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The committee has the right to terminate all of the outstanding Options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such Option, or the spread. Generally, in the event of a merger where Kraton is the surviving corporation, the Options will pertain to and apply to the securities that the option holder would have received in the merger. Generally, in the event of a dissolution, liquidation, sale of assets or merger where Kraton is not the surviving corporation, the committee has the discretion to: (1) provide for an “exchange” of the Options for new Options on all or some of the property for which the membership units are exchanged (as may be adjusted by the committee); (2) cancel and cash out the Options (whether or not then vested) at the value of the spread; or (3) provide for a combination of both. Generally, the committee may make appropriate adjustments with respect to the number of membership units covered by outstanding Options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.

In general, on a termination of a Named Executive Officer’s employment, unvested Options automatically expire and vested Options expire on the earlier of (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) one-year after the date employment is terminated by reason of death or disability; or (4) the tenth anniversary of the grant date for such Option. In the event the Named Executive Officer’s employment is terminated by Kraton without cause or by the executive officer for good reason within the 2 years immediately following a change in control, all outstanding Options become vested as of such termination and shall expire 90 calendar days after the date the Named Executive Officer’s employment is terminated.

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

Periodically, the Compensation Committee reviews the option outstanding of Kraton and recommends to TJ Chemical that designated employees be awarded Option grants based on their contributions and/or potential to contribute to the success of Kraton. Option grants may also be made to new employees when they join Kraton. Please see the table below titled “Outstanding Equity Awards at End of Fiscal Year 2008” for more information on the Named Executive Officers’ current outstanding options.

Profits Units of Kraton Management LLC (“Management LLC”).

The Compensation Committee may grant profits units of Management LLC (subject to the pool limitation described above) to Named Executive Officers (“Profits Units”). Profits Units are economically equivalent to options, except that they may provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemical and its affiliates and TJ Chemical and its affiliates will not be entitled to take any deduction at the time of grant or disposition of the Profits Unit by the employee. Generally, 50% of the Profits Units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the “Threshold Amount,” which is defined as the initial value of TJ Chemical’s assets on the date of grant, and 50% of the Profits Units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided that the participant is employed by Kraton or its subsidiaries on such vesting date, and provided further that 100% of the Profits Units shall become vested upon a change in control of TJ Chemical. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two-times, but less than three-times, the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation in excess of the two times Threshold Amount. In the case of Mr. Fogarty, if at the time TJ Chemical makes a determination as to whether Mr. Fogarty is entitled to any appreciation with respect to the Profits Units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. The Profits Units held by Mr. Gregory were on the same terms as those of Mr. Fogarty, however, Mr. Gregory forfeited all Profits Units in connection with his termination of employment. If an executive’s employment terminates prior to any applicable vesting date, such executive shall automatically forfeit all rights to any unvested Profits Units. Upon the occurrence of any distributions received by the Management LLC, the holders of the Profits Units will have a right to receive their pro rata share of the positive difference between initial value of the Profits Units, as determined by the profits unit award agreement, and the then current fair value of the Profits Units, as determined in accordance with the terms of the agreement governing TJ Chemical and the Management LLC. For more information on the Named Executive Officer’s current Profits Units holdings please see the “Outstanding Equity Awards at End of Fiscal Year 2008” table below.

Restricted Units and Notional Units of Management LLC.

The Compensation Committee may grant time-vested restricted membership units (“Restricted Units”) and time-vested notional membership unit awards (“Notional Units”) to Named Executive Officers. Holders of Notional Units do not have any beneficial ownership in the underlying membership units, and the grant represents an unsecured promise to deliver membership units or cash on a future date. Actual membership units or cash underlying the awards will not be distributed until the earlier of (1) a change in control or (2) the termination of the grantee’s employment, to the extent vested as of such date.

Each Notional Unit is the equivalent of one notional membership unit of TJ Chemical. Mr. Gregory held 525,000 vested and 350,000 unvested Notional Units as of the date of his termination of employment. Mr. Dekker held 30,000 vested and 120,000 unvested Notional Units as of the date of his termination of employment. In connection with each executive’s termination of employment, all unvested Notional Units were forfeited. Vested Notional Units held by each executive were settled for an equal number of membership units of Management LLC, effective as of the date of termination. Other than pursuant to our Deferred Compensation Plan (see “Components of Post-Employment Compensation—Executive Deferred Compensation Plan” for information on Notional Units granted in connection therewith), Mr. Fogarty is the only Named Executive Officer who held Notional Units as of December 31, 2008. Mr. Fogarty does not have any beneficial ownership in the membership units underlying the Notional Units, and the grant of Notional Units represents an unsecured promise to deliver membership units of TJ Chemical (either directly or through membership units of Kraton Management LLC) on a future date. Notional Units generally vest 20% on each anniversary of the grant date, provided that the executive remains employed through the applicable vesting date. Upon termination of the executive’s employment for any reason, all unvested Notional Units shall immediately and automatically be forfeited unless the executive’s employment is terminated without cause or for good reason during the two-year period immediately following a change in control, in which case all unvested Notional Units shall become immediately vested. Distribution of membership units representing the portion of vested Notional Units shall occur as soon as practicable after the earlier of a change in control or termination of the executive’s employment, provided that following a change in control, unvested Notional Units shall remain outstanding and continue to vest as provided above until his employment terminates. For more information on Mr. Fogarty’s current Notional Units holdings, please see the “Outstanding Equity Awards at End of Fiscal Year 2008” table below.

The Restricted Units are a grant of membership units in Management LLC, subject to certain vesting conditions. Mr. Bradley received a grant of Restricted Units on March 8, 2004 which vest 20% on the first five anniversaries of his employment commencement date (April 1, 2004), provided he remains employed through each such vesting date. Mr. Bradley received an additional grant of Restricted Units on February 1, 2005 which vest 20% on the first five anniversaries of the grant date, provided he remains employed through each such vesting date.

In connection with their promotions, Messrs. Fogarty and Bradley were awarded additional Restricted Units in the amount of 600,000 and 300,000 on June 19, 2008. These Restricted Units vest 1/3 on each of the first three anniversaries of the grant date, provided they remain employed through the vesting date. For more information on Restricted Units, please see the “Grants of Plan-Based Awards in Fiscal Year 2008” and “Outstanding Equity Awards at End of Fiscal Year 2008” tables below.

Mr. Gregory received a grant of Restricted Units on February 1, 2007. Fifty percent of Mr. Gregory’s Restricted Units vested and were delivered to him on February 1, 2008 and 50% would have vested on February 1, 2009, but for his termination of employment.

The other Named Executive Officers do not hold Restricted Units.

Membership Units of Management LLC.

The Named Executive Officers were each given the opportunity to purchase membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. The membership units are subject to customary tag-along and drag-along rights, as well as a call right in the event of termination of employment.

Fringe Benefits / Perquisites.

Pursuant to Mr. Dekker’s employment agreement, while he was employed by Kraton, he was entitled to: (1) housing support; (2) travel expenses for himself and his spouse to travel to and from France; (3) costs associated with maintaining his residence in France during such times as his spouse is in the United States; (4) use of a company car; (5) tax equalization payments; and (6) reimbursement for tax preparation expenses. We believe that the total compensation involved in both direct compensation and indirect compensation associated with the above perquisites remain within market norms for, and that Mr. Dekker’s unique skills and expertise warranted, these benefits.

Kraton reimburses Mr. Freund for travel expenses to his home country of Germany for his direct family members once per year, and for expenses related to tax preparation, consistent with his employment agreement.

No other material fringe benefits or perquisites are provided to the Named Executive Officers.

Components of Post-Employment Compensation.

Employment Agreements and Severance Benefits.

The employment agreements for each of the Named Executive Officers provide for severance payments upon certain terminations of employment. In the event employment is terminated by us without “cause” or by the Named Executive Officer for “good reason” (as each such term is defined in the employment agreements), the executive would be entitled to eighteen months of salary and medical benefit continuation for Mr. Fogarty and up to twelve months of base salary and medical benefit continuation for all other Named Executive Officers. Upon their termination of employment, Mr Gregory and Mr. Dekker were provided severance payments consistent with the terms of their employment agreements. As a result of amendments to the employment agreements with the Named Executive Officers in 2007 and 2008, in the event such termination occurs within the one year immediately following a change in control of Kraton, in addition to the salary and benefit continuation otherwise provided upon a termination of employment without cause or for good reason, the Named Executive Officers would be entitled to receive an additional amount equal to the sum of (a) 1.5 times, in the case of Mr. Fogarty, and 1.0 times, in the case each of Messrs. Fogarty, Bradley, Tremblay, Ott and Freund, his target annual bonus and (b) a pro rata portion of the annual bonus he would have earned in the year of termination had his employment not terminated, based upon his date of termination. Mr. Gregory received severance payments equal to 18 months of his annual base salary of $500,000 and medical continuation benefits for 18 months following his termination of employment. Mr. Dekker received severance payments equal to 15 months of his annual base salary of $315,000 plus a prorated target bonus following his termination of employment. For more information on these severance arrangements, see “Named Executive Officers Whose Employment was Terminated in Fiscal Year 2008”, below.

For more information on these employment agreements, see “Employment Agreements”, below.

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

Other Pension Plans.

While employed by Kraton Polymers France, Mr. Dekker participated in a French pension plan as well as Kraton Polymers France Arial private supplementary pension plan. As a condition to his employment as Chief Financial Officer, Kraton agreed that while he served in such position, Kraton would facilitate Mr. Dekker’s continued participation in the Kraton Polymers France Arial private supplementary pension plan and he was provided comparable coverage within French voluntary plans for social security.

Executive Deferred Compensation Plan.

The Named Executive Officers have the option of deferring up to 50% of their annual bonus, if any, which is subsequently converted to Notional Units. Such Notional Units remain outstanding until either (1) a change in control or (2) termination of employment. The amount held pursuant to the plan may ultimately be paid in units of Management LLC.

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

Summary Compensation Table

The following table sets forth certain information concerning annual compensation for all persons who served as our Chief Executive Officer during the year ended December 31, 2008, all persons who served as our Chief Financial Officer during the year ended December 31, 2008 and our three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2008 (collectively, the “Named Executive Officers”).

Name and Principal Position(1) (a)	Year (b)	Salary ($) (c)	Stock Awards ($)(3)(4) (e)	Option Awards ($)(3)(5) (f)	Non-Equity Incentive Plan Compensation ($)(6) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7) (h)	All Other Compensation ($)(8) (i)	Total ($) (j)
Kevin M. Fogarty	2008	494,394	166,111	200,142	1,500,000	1,643	429,664	2,791,954
Chief Executive Officer, and former Exec VP, Sales	2007	330,000	60,000	160,913	0	1,445	20,869	573,227
	2006	315,000	60,000	160,913	150,000	895	42,138	728,946

David A. Bradley	2008	347,622	113,056	96,221	630,000	11,654	420,857	1,619,410
Chief Operating Officer, and former VP, Operations	2007	275,000	60,000	128,299	0	1,658	21,000	485,957
	2006	251,250	60,000	128,299	150,000	3,096	31,700	624,345

Stephen E. Tremblay	2008	332,948	0	99,175	450,000		99,406	981,529
Vice President, Chief Financial Officer

Richard A. Ott	2008	250,000	0	61,404	325,000	246,998	215,000	1,098,402
Vice President, Human Resources and Corporate Communications	2007	227,500	0	127,643	0	156,677	23,600	535,420
	2006	220,000	0	127,643	90,000	47,786	38,278	523,707

Lothar Freund	2008	250,000	0	54,090	250,000		215,000	769,090
Vice President, Technology

George B. Gregory	2008	43,590	(264,667)	151,514	0		1,070,032	1,000,469
Former Chief Executive Officer	2007	487,500	275,000	386,886	0	11,844	41,038	1,202,268
	2006	450,000	275,000	386,886	400,000	7,164	51,997	1,571,047

Nicholas G. Dekker	2008	81,375	(7,500)	32,865	0		500,600	607,340
Former Vice President, Chief Financial Officer(2)	2007	299,250	30,000	83,256	0	0	216,122	628,628
	2006	188,310	7,500	83,256	50,000	0	22,623	351,689

(1)	Mr. Gregory served as our CEO until January 31, 2008. On January 31, 2008, Mr. Fogarty was appointed CEO. Mr. Dekker served as our Vice President, Chief Financial Officer until March 31, 2008. On February 21, 2008, Mr. Tremblay was appointed as our Vice President, Chief Financial Officer.
(2)	Payments to Mr. Dekker in connection with his position at Kraton Polymers France were made in Euros. For purposes of this table, we have assumed an exchange rate of 1.41 U.S. Dollars to Euros, the currency conversion rate as of December 31, 2008, as reported on http://www.oanda.com.
(3)

Amounts set forth in the Stock Awards and Option Awards columns represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2008 by Kraton with respect to restricted unit awards, notional unit awards (but not profits unit awards as no compensation expense is required to be taken with respect to such awards) and option awards, in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) (“FASB 123R”) (disregarding the estimate of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2008 may be found in Kraton’s financial statements and accompanying footnotes on F-3. A discussion of the assumptions used in this valuation with respect to awards made in fiscal years prior to fiscal year 2008 may be found in the corresponding sections of Kraton’s financial statements and accompanying footnotes for the fiscal year in which the award was made. In connection with his termination of employment on February 1, 2008, Mr. Gregory forfeited 1,200,000 Options, 200,000 Restricted Units, 350,000 Notional Units and 875,000 Profit Units. In connection with his termination of employment on March 31, 2008, Mr. Dekker forfeited 435,000 Options and 120,000 Notional Units.

(4)	This column consists of awards of Restricted Units and Notional Units. Profits unit awards are not included as no compensation expense is required to be taken with respect to such awards.
(5)	This column consists of awards of Options to purchase membership units of TJ Chemical issued pursuant to the TJ Chemical 2004 Option Plan.
(6)	Amounts listed in this column for 2008 consists of bonuses paid pursuant to the 2008 Incentive Compensation Plan.
(7)	Amounts shown in this column for 2008 are not included in the total for purposes of determining the Named Executive Officers. All amounts in this column reflect the aggregate change in the present value of the Pension Plan in accordance with Item 402(c)(2)(viii)(A). Participants in the Deferred Compensation Plan do not receive preferential earnings on amounts deferred thereunder.
(8)	Amounts in this column consists of (a) a Special Bonus for Messrs. Fogarty, Bradley, Ott, Freund and Gregory in the amount of $400,000, $400,000, $200,000, $200,000, and $600,000, (b) contributions to the Savings Plan by Kraton on behalf of Messrs. Fogarty, Bradley, Tremblay, Ott, Freund and Gregory in the amount of $13,800, $13,800, $6,900, $13,800, 13,800 and $2,615, respectively; (c) contributions to the Deferred Compensation and Restoration Plan by Kraton on behalf of Messrs. Fogarty, Bradley, Tremblay, Ott and Freund in the amount of $15,864, $7,057, $3,088, $1,200 and $1,200, respectively; (d) for Mr. Tremblay a Signing Bonus of $50,000 and relocation costs of $39,418, and (e) for Mr. Dekker employer contributions to a defined contribution plan maintained by Kraton Polymers France in the amount of $5,640; Medical and Disability insurances amounting to $25,549 paid in France; and a payment for accrued vacation at termination in the amount of $6,361. In addition, the column includes severance payments paid to Messrs. Gregory and Dekker in the amount of $1,067,417 and $463,050, respectively.

Grants of Plan-Based Awards in Fiscal Year 2008

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
										(j)(4)	(k)	(l)(2)
Kevin M. Fogarty	2/5/2008	191,176	500,000	1,000,000	—	—	—
	6/19/2008							600,000	(3)			$534,000
	6/19/2008									3,300,384	$1.00	$1,023,119

David A. Bradley	2/5/2008	80,294	210,000	420,000	—	—	—
	6/19/2008							300,000	(3)			$267,000
	6/19/2008									1,122,284	$1.00	$347,908

Stephen E. Tremblay	2/5/2008	66,912	175,000	350,000	—	—	—	—

Richard A. Ott	2/5/2008	36,750	125,000	250,000	—	—	—	—
	6/19/2008									300,000	$1.00	$93,000

Lothar Freund	2/5/2008	36,750	125,000	250,000	—	—	—	—
	6/19/2008									700,000	$1.00	$217,000

George B. Gregory(6)	2/5/2008	—	—	—	—	—	—	—		—	—	—

Nicholas G. Dekker(6)	2/5/2008	—	—	—	—	—	—	—		—	—	—

(1)	These columns provide information on potential payouts under the 2008 Incentive Compensation Plan. For information on amounts actually earned, see the “Summary Compensation Table.”
(2)	There is no established public market for membership units of TJ Chemical. Kraton engaged an independent valuation and financial consultant, Corporate Valuation Advisors, Inc., to perform a valuation of the total equity of TJ Chemical Holdings LLC in January 2007 and again in January of 2008. In valuing the equity of TJ Chemical, the consultant relied upon our historical financial statements. In valuing the total equity of TJ Chemical, the consultant utilized the Market Approach. The Market Approach is a valuation technique in which estimated market value is based on market prices in actual transactions. The market approach compared Kraton with similar companies that are publicly traded. The technique consists of collecting selling prices for comparable assets. After studying the selling prices, value adjustments are made for comparability differences. This process is essentially one of comparison and correlation. In applying the Market Approach, market and financial data on publicly traded guideline companies was analyzed and relevant valuation multiples were formulated. The consultant considered the outlook of the economy and the current market for publicly traded guideline companies engaged in the same industry or an industry similar in which we compete. The fair value of a membership unit was estimated at $0.87 as of December 31, 2008. Due to the fact that TJ Chemical’s assets consist solely of the assets of Management LLC and its subsidiaries, we have concluded that it is reasonable to assume that membership units of Management LLC have the same value as membership units of TJ Chemical on any given date.
(3)	Messrs. Fogarty and Bradley were granted 600,000 and 300,000 Restricted Units, respectively, on June 19, 2008 in connection with each of their promotions.
(4)	Due to their terminations of employment, Messrs. Gregory and Dekker were not eligible for payments under the 2008 Incentive Compensation Plan.

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2008.

Outstanding Equity Awards at End of Fiscal Year 2008

	Option Awards (1)					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kevin M. Fogarty	750,000	500,000	—	1.00	7/15/2015
	0	3,300,834	—	1.00	6/19/2018
						120,000	104,400	(5)		—
						600,000	522,000	(4)		—
									300,000	0

David A. Bradley	500,000	125,000	—	1.00	9/9/2014
	225,000	150,000	—	1.00	2/1/2015
	0	1,122,284		1.00	6/19/2018
						40,000	34,800	(4)		—
						40,000	34,800	(4)		—
						300,000	261,000	(4)		—
									125,000	0

Stephen E. Tremblay	0	2,400,000	—	1.00	6/19/2018

Richard A. Ott	800,000	200,000	—	1.00	9/9/2014
	0	300,000	—	1.00	6/19/2018
									350,000	0
Lothar Freund	300,000	200,000	—	1.00	9/29/2015
	0	700,000	—	1.00	6/19/2018

George B. Gregory	1,500,000	0	—	1.00	12/2/2014
	300,000	0	—	1.00	2/1/2015

Nicholas G. Dekker	30,000	0	—	1.00	1/1/2014
	85,000	0	—	1.00	4/1/2016
	75,000	0	—	1.00	10/6/2016
									125,000	0

(1)	All options were granted pursuant to the TJ Chemical 2004 Option Plan and relate to the right to purchase membership units in TJ Chemical. All Options prior to 2008 vest in 20% annual increments from the date of grant. Those granted in 2008 vest in 33.33% increments from the date of the grant.
(2)	There is no established public market for membership units of TJ Chemical. The fair value of a membership unit was estimated at $0.87 as of December 31, 2008. Due to the fact that TJ Chemical’s assets consist solely of the assets of Management LLC and its subsidiaries, we have concluded that it is reasonable to assume that membership units of Management LLC have the same value as membership units of TJ Chemical on any given date. For more information, see the footnotes to the “Grants of Plan-Based Awards in Fiscal Year 2008” table above.
(3)	These are awards of Profits Units. Profit units vest 50% if the assets of TJ Chemical double and an additional 50% if such assets triple in value from the date of the grant of the Profit Units, or 100% upon a change in control. Due to the complexity of the calculations involved in determining how the assets above the Threshold Amount for each profit unit would be allocated among all holders of profit units (especially as Threshold Amounts may vary from award to award) and due to the fact that the value of TJ Chemical’s assets has not increased significantly since the initial grant of Profits Units, Kraton believes that the Profits Units have no discernable market value as of December 31, 2007.
(4)	These are awards of Restricted Units. (See “Equity Arrangements- Other Equity Awards” for more information.)
(5)	These are awards of Notional Units. (See “Equity Arrangements- Other Equity Awards” for more information.)

The following table sets forth information regarding equity awards held by our Named Executive Officers exercised or vested during fiscal year 2008.

Option Exercises and Stock Vested in Fiscal Year 2008

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($)(1) (e)
Kevin M. Fogarty	0	—	60,000			$54,600
David A. Bradley	0	—	60,000			$54,600
Stephen E. Tremblay	0	—	—			—
Richard A. Ott	0	—	—			—
Lothar Freund	0	—	—			—
George B. Gregory	0	—	[725,000	]	$	[659,750	]
Nicholas G. Dekker	0	—	[30,000	]	$	[27,300	]

(1)	Membership units were valued at $0.91 per unit on each of the vesting dates in fiscal 2008. See footnotes to the “Grants of Plan-Based Awards in Fiscal Year 2008” table above for more information.

The following table sets forth information regarding participation of our Named Executive Officers in our pension plans.

Pension Benefits in Fiscal Year 2008

Name (a)	Plan name (b)	Number of years credited service (#) (c)	Present value of accumulated benefit ($) (d)	Payments during last fiscal year ($) (e)

Kevin M. Fogarty	Pension Plan	.60	5,453	0
	Pension Benefit	.60	2,385	0
	Restoration Plan

David A. Bradley	Pension Benefit	1.76	11,654	0
	Restoration Plan	1.76	308	0

Stephen E. Tremblay	Pension Plan
	Pension Benefit
	Restoration Plan

Richard A. Ott	Pension Plan	33.26	1,019,107	0
	Pension Benefit	33.26	524,968	0
	Restoration Plan

Lothar Freund	Pension Plan
	Pension Benefit

George B. Gregory	Restoration Plan
	Pension Plan
	Pension Benefit

Nicholas G. Dekker	Restoration Plan

Pension Plan.

Kraton maintains a noncontributory defined benefit pension plan (the “Pension Plan”) that covers its U.S. eligible employees, including the Named Executive Officers (other than Mr. Dekker), former employees and retirees. See Note 7(a) in Notes to the Consolidated Financial Statements. Kraton makes contributions on behalf of its eligible employees to the Pension Plan. Employees do not make contributions to the Pension Plan. The

Pension Plan is intended to qualify under Section 401 of the Code. Note that employees hired on or after October 15, 2005 are not eligible to participate in the Pension Plan. For more information see Compensation Discussion and Analysis- Components of Post-Employment Compensation- U.S. Defined Benefit Pension Plan.

Mr. Ott is the only Named Executive Officer that continues to participate in the Pension Plan and accrue benefits thereunder. Benefits under the Pension Plan for Messrs. Bradley and Fogarty were frozen as of December 31, 2005, however, they continue to accumulate years of credited services for purposes of vesting under the plan.

Benefit Restoration Plan.

Certain employees, including the Named Executive Officers, are eligible to participate in a non-qualified defined benefit plan (the “Pension Benefit Restoration Plan”) which is intended to restore certain benefits under the Pension Plan which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans.

Nonqualified Deferred Compensation During Fiscal Year 2008

Name (a)	Plan	Executive contributions in last FY ($) (b)	Registrant contributions in last FY ($) (c)(3)	Aggregate earnings in last FY ($) (d)(2)	Aggregate withdrawals and distributions in last FY ($) (e)	Aggregate balance at last FYE (f)
Kevin M. Fogarty	Deferred	15,864	15,864	-17,157	0	71,296
	Compensation and Restoration Plan

David A. Bradley	Deferred	7,057	7,057	-21,123	0	47,396
	Compensation and Restoration Plan

Stephen E. Tremblay	Deferred	0	3,088	-12	0	3,076
	Compensation and Restoration Plan

Richard A. Ott	Deferred	1,200	1,200	-23,016	0	24,578
	Compensation and Restoration Plan

Lothar Freund	Deferred	575	575	-882	0	7,753
	Compensation and Restoration Plan

George B. Gregory	Deferred	0	0	-10,162	130,627	0
	Compensation and Restoration Plan

Nicholas G. Dekker(1)	Deferred	0	0	0	0	0
	Compensation and Restoration Plan

(1)	Mr. Dekker did not participate in the Deferred Compensation and Restoration Plan in Fiscal Year 2008.
(2)	Participants in the Deferred Compensation and Restoration Plan direct the investment of their account balance in the plan in the same manner that they direct their account in the Savings Plan. In 2008, the Named Executive Officers invested in the following funds with the following annual rates of return: Fidelity Diversified International (-45.21%); Fidelity Freedom Income Fund (-12.14%); Fidelity Freedom 2025 (-33.66%); Fidelity Emerging Markets (-60.83%); Fidelity International Real Estate (-50.52%); DWS Global Opps S (-49.52%); Mutual Discovery A (-26.73%); Fidelity Leveraged Co. Stock (-54.53%); MSIF Emerging Markets (-56.52%).
(3)	Amounts in this column are included in the “All Other Compensation” column of the Summary Compensation Table.

Deferred Compensation and Restoration Plan

The Deferred Compensation and Restoration Plan is intended to restore certain benefits under the Savings Plan which would otherwise be lost due to restrictions imposed by the Internal Revenue Code. Prior to the commencement of each plan year, participants make elections to defer a portion of their compensation under both the Savings Plan and the Deferred Compensation and Restoration Plan. Contributions by both Kraton and the participant are made to the Savings Plan until the maximum amount permitted by law has been contributed to such plan, after which contributions are made to the Deferred Compensation and Restoration Plan.

Executive Deferred Compensation Plan.

Under the Executive Deferred Compensation Plan adopted on May 30, 2006, certain employees are permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees are credited with a notional number of membership units of Kraton based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control, as defined in the plan. We reserved 2 million membership units for issuance pursuant to the Executive Deferred Compensation Plan, and as of December 31, 2007, there were 354,798 membership units outstanding under the Plan.

Pursuant to the participation in the Executive Deferred Compensation Plan, Messrs. Gregory, Dekker, Bradley, Fogarty and Ott hold 101,010; 25,253; 75,758; 75,758; and 22,727 Notional Units, respectively, in their plan accounts as of March 15, 2007, which reflect a deferral of a portion of the annual bonuses with respect to fiscal year 2006 and paid in the first quarter of fiscal year 2007. All such units are 100% vested and subject to the terms of the plan. There were no bonuses paid for fiscal year 2007, therefore none of the Named Executive Officers could participate with respect to their 2007 bonuses.

TERMINATION AND CHANGE IN CONTROL PAYMENTS

The following tables set forth the estimated value of payments and benefits that our Named Executive Officers, other than Messrs. Gregory and Dekker (whose actual termination arrangements are set forth in the narrative following the tables), would be entitled to receive assuming certain terminations of employment and/or assuming a change in control of Kraton, in each case occurring on December 31, 2008. Complete descriptions of employment agreements immediately follow these tables. Valuations of equity subject to accelerated vesting are made assuming the value of a membership unit is $0.87. As the exercise price for all Options granted is $1.00 per membership unit, the acceleration of an Option as of December 31, 2008 would have $0 value to the executive.

Kevin M. Fogarty

Triggering Event	Severance Payment	Cash-Out Value of Equity-Based Awards that vest as a result of a Triggering Event	Value of Benefit Continuation
Termination of Employment

By Kraton for cause or resignation by executive without good reason.	$0	$0	$0

By Kraton without cause; or pursuant to Kraton’s election not to extend the employment term, or by executive for good reason	$750,000(1)	$0	$23,531(2)

By Kraton without cause or by executive for good reason within one year of a change in control(3)	$2,000,000(4)	$0 (3,800,834 Options)	$23,531(2)
		$0 (120,000 Notional Units) $0 (600,000 Restricted Units)

Disability	$0	$0	$15,684(5)

Death	$0	$0	$0

Change in Control	$0	$0	$0

(1)	This figure represents continuation of base salary for a period of 18 months.
(2)	Mr. Fogarty is entitled to medical benefits for himself and his eligible dependents comparable to those received on the date of termination for the shorter of (a) 18 months and (b) the date he is entitled to medical benefits from a new employer.
(3)	Options, Restricted Units and Notional Units vest immediately in the event of such a termination within one year following a change in control.
(4)	This figure represents (a) continuation of base salary for a period of 18 months, (b) 1.5 times Mr. Fogarty’s annual bonus calculated at target level payable as lump sum, and (c) a pro-rata portion of his target annual bonus. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Fogarty would be entitled to receive the entire target bonus for fiscal year 2008.
(5)	Mr. Fogarty is entitled to medical benefits for himself and his eligible dependents comparable to those received on the date of termination for the shorter of (a) 12 months and (b) the date he is entitled to medical benefits from a new employer.

David A. Bradley

Triggering Event	Severance Payment	Cash-Out Value of Equity-Based Awards that vest as a result of a Triggering Event	Value of Benefit Continuation
Termination of Employment

By Kraton for cause or resignation by executive without good reason.	$0	$0	$0

By Kraton without cause or by executive for good reason	$350,000(1)	$0	$15,687(2)

By Kraton’s election not to extend the employment term.	$350,000(1)	$0	$15,687(2)

By Kraton without cause or by executive for good reason, in either case within one year following a change in control.(4)	$770,000(3)	$0 (275,000 Options)	$15,687(2)
		$0 (380,000 Restricted Units)

Disability	$630,000(5)	$0	$0

Death	$630,000(5)	$0	$0

Change in Control	$0	$0	$0

(1)	This figure represents continuation of base salary for a period of 12 months.
(2)	Mr. Bradley is entitled to medical benefits for himself and his eligible dependents comparable to those received on the date of termination for the shorter of (a) 12 months and (b) the date he is entitled to medical benefits from a new employer.
(3)	This figure represents (a) continuation of base salary for a period of 12 months, (b) one times Mr. Bradley’s annual bonus calculated at target level payable as lump sum, and (c) a pro-rata portion of his target annual bonus. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Bradley would be entitled to receive the entire target bonus for fiscal year 2008.
(4)	Options, Restricted Units and Notional Units vest immediately in the event of such a termination within one year following a change in control.
(5)	Disability and Death Severance Payments are comprised of a pro-rata payment of Mr. Bradley’s bonus for the fiscal year in which death or disability occurs, based on actual performance and paid on the date when bonuses are otherwise paid. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Bradley would be entitled to receive the entire bonus amount earned in fiscal year 2008.

Stephen E. Tremblay

Triggering Event	Severance Payment	Cash-Out Value of Equity-Based Awards that vest as a result of a Triggering Event	Value of Benefit Continuation
Termination of Employment

By Kraton for cause or resignation by executive without good reason.	$0	$0	$0

By Kraton without cause; or pursuant to Kraton’s election not to extend the employment term, or by executive for good reason	$350,000(1)	$0	$15,687(2)

By Kraton without cause or by executive for good reason within one year of a change in control(3)	$700,000(4)	$0 (2,400,000 Options)	$15,687(2)

Disability	$450,000(5)	$0	$0

Death	$450,000(5)	$0	$0

Change in Control	$0	$0	$0

(1)	This figure represents continuation of base salary for a period of 12 months.
(2)	Mr. Tremblay is entitled to medical benefits for himself and his eligible dependents comparable to those received on the date of termination for the shorter of (a) 12 months and (b) the date he is entitled to medical benefits from a new employer.
(3)	Options, Restricted Units and Notional Units vest immediately in the event of such a termination within one year following a change in control.
(4)	This figure represents (a) continuation of base salary for a period of 12 months, (b) one times Mr. Tremblay’s annual bonus calculated at target level payable as lump sum, and (c) a pro-rata portion of his target annual bonus. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Tremblay would be entitled to receive the entire target bonus for fiscal year 2008.
(5)	Disability and Death Severance Payments are comprised of a pro-rata payment of Mr. Tremblay’s bonus for the fiscal year in which death or disability occurs, based on actual performance and paid on the date when bonuses are otherwise paid. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Tremblay would be entitled to receive the entire bonus amount earned in fiscal year 2008.

Richard A. Ott

Triggering Event	Severance Payment	Cash-Out Value of Equity-Based Awards that vest as a result of a Triggering Event	Value of Benefit Continuation
Termination of Employment

By Kraton for cause or resignation by executive without good reason	$0	$0	$0

By Kraton without cause or resignation by executive for good reason	$125,000-250,000(1)	$0	$15,687(2)

Pursuant to Kraton’s election not to extend the term	$125,000-250,000(1)	$0	$0

By Kraton without cause or by executive for good reason within one year of a change in control(3)	$500,000(4)	$0 (500,000 Options)	$15,687(2)

Disability	$325,000(5)	$0	$0

Death	$325,000(5)	$0	$0

Change in Control	$0	$0	$0

(1)	Mr. Ott is entitled to at least 6 months continued base salary. Any additional severance is payable only so long as he does not become employed with a subsequent employer.
(2)	Mr. Ott is entitled to medical benefits for himself and his eligible dependents comparable to those received on the date of termination for the shorter of (a) 12 months and (b) the date he is entitled to medical benefits from a new employer.
(3)	Options, Restricted Units and Notional Units vest immediately in the event of such a termination within one year following a change in control.
(4)	This figure represents (a) continuation of base salary for a period of 12 months, (b) one times Mr. Ott’s annual bonus calculated at target level payable as lump sum, and (c) a pro-rata portion of his target annual bonus. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Ott would be entitled to receive the entire target bonus for fiscal year 2008.
(5)	Disability and Death Severance Payments are comprised of a pro-rata payment of Mr. Ott’s bonus for the fiscal year in which death or disability occurs, based on actual performance and paid on the date when bonuses are otherwise paid. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Ott would be entitled to receive the entire bonus amount earned in fiscal year 2008.

Lothar Freund

Triggering Event	Severance Payment	Cash-Out Value of Equity-Based Awards that vest as a result of a Triggering Event	Value of Benefit Continuation
Termination of Employment

By Kraton for cause or resignation by executive without good reason.	$0	$0	$0

By Kraton without cause; or pursuant to Kraton’s election not to extend the employment term, or by executive for good reason	$125,000-250,000(1)	$0	$15,687(4)

By Kraton without cause or by executive for good reason within one year of a change in control(2)	$500,000(3)	$0 (900,000 Options)	$15,687(4)

Disability	$250,000(5)	$0	$0

Death	$250,000(5)	$0	$0

Change in Control	$0	$0	$0

(1)	Mr. Freund is entitled to at least 6 months continued base salary. Any additional severance is payable only so long as he does not become employed with a subsequent employer.
(2)	Options, Restricted Units and Notional Units vest immediately in the event of such a termination within one year following a change in control.
(3)	This figure represents (a) continuation of base salary for a period of 12 months, (b) one times Mr. Freund’s annual bonus calculated at target level payable as lump sum, and (c) a pro-rata portion of his target annual bonus. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Freund would be entitled to receive the entire target bonus for fiscal year 2008.
(4)	Mr. Freund is entitled to medical benefits for himself and his eligible dependents comparable to those received on the date of termination for the shorter of (a) 12 months and (b) the date he is entitled to medical benefits from a new employer.
(5)	Disability and Death Severance Payments are comprised of a pro-rata payment of Mr. Freund’s bonus for the fiscal year in which death or disability occurs, based on actual performance and paid on the date when bonuses are otherwise paid. The tables assume a December 31, 2008 termination date, and, therefore, Mr. Freund would be entitled to receive the entire bonus amount earned in fiscal year 2008.

Employment Agreements.

On January 14, 2008, Mr. Gregory resigned as Chief Executive Officer of Kraton effective January 31, 2008. He remained a consultant of Kraton through June 30, 2008 pursuant to a consulting agreement with Kraton, described below. Mr. Fogarty entered into a new agreement with Kraton in connection with his appointment as the President and Chief Executive Officer effective January 31, 2008. Mr. Bradley succeeded Mr. Fogarty as Chief Operating Officer and entered into a new employment agreement with Kraton to set forth the terms of his new position. On December 31, 2008, Kraton entered in an Employment Agreement with Mr. Freund, similar in form to those with other Named Executive Officers that effectively restated earlier letter agreements between Mr. Freund and Kraton. The employment agreements for Messrs. Bradley, Fogarty, Ott, and Tremblay were immaterially amended in December of 2008 to provide technical compliance with Section 409A of the Code.

The employment agreements for Messrs. Fogarty, Bradley, Tremblay, Ott and Freund provide for an annual base salary of $500,000, $350,000, $350,000, $250,000, and $250,000, respectively. The Employment Agreements provide for target and maximum bonus opportunities of 100% and 200% of base salary for Mr. Fogarty, 60% and 120% of base salary for Mr. Bradley, and 50% and 100% of base salary for each of Messrs. Tremblay and Freund. Mr. Ott’s agreement provides for a target incentive bonus of 50% of base salary and does not provide a maximum incentive bonus. The employment agreements for Messrs. Gregory and Dekker provided for an annual base salary of $500,000 and $315,000, respectively, and target bonus opportunities of 100% and 60% of base salary, respectively.

Severance Arrangements as Set Forth in Employment Agreements.

The employment agreements generally set forth the severance, if any, a Named Executive Officer is entitled to under varying circumstances. The provisions of the Named Executive Officer’s agreements (other than those for Messrs. Gregory and Dekker, which are described below) that are related to payments on termination of employment and change in control are set forth in the tabular disclosure directly above under the heading “Termination and Change in Control Payments”.

Generally, the employment agreements define “Cause” to mean (A) the executive’s continued failure substantially to perform the executive’s duties, provided that Kraton cannot terminate the executive’s employment for Cause because of dissatisfaction with the quality of services provided by or disagreement with the actions taken by him or her in the good faith performance of his or her duties to Kraton; (B) failure to maintain his principal residence in the same metropolitan area as Kraton’s principal headquarters, or elsewhere as mutually agreed; (C) theft or embezzlement of the property of Kraton; (D) executive’s conviction of or plea of guilty or no contest to (x) a felony or (y) a crime involving moral turpitude; (E) the executive’s willful malfeasance or willful misconduct in connection with his or her duties under the employment agreement or any act or omission which is materially injurious to the financial condition or business reputation of Kraton or any of its subsidiaries or affiliates; or (F) the executive’s breach of the restrictive covenants in the employment agreement.

Generally, the employment agreements define “Good Reason” to mean (A) the failure of Kraton to pay the executive’s Base Salary or Annual Bonus (if any) when due; (B) a reduction in the executive’s Base Salary, the Target Annual Bonus opportunity, or Employee Benefits other than an across-the-board reduction; (C) a relocation of the executive’s primary work location more than 50 miles from Houston, TX, without written consent; or (D) a material reduction in the executive’s duties and responsibilities, provided that none of these events shall constitute Good Reason unless Kraton fails to cure such event within 30 days after receipt from the executive of written notice and provided further that “Good Reason” shall cease to exist for an event on the 60th day following the later of its occurrence or the executive’s knowledge thereof, unless the executive has given Kraton written notice thereof prior to such date.

Each of the Named Executive Officers’ employment agreements provide for customary restrictive covenants, including non-competition and non-solicitation provisions for a period of 12 months following termination of employment as well as confidentiality provisions.

Named Executive Officers Whose Employment Terminated in Fiscal Year 2008.

Upon their termination of employment, Mr. Gregory and Mr. Dekker were provided severance payments consistent with the terms of their employment agreements. Mr. Gregory’s payments and benefits were set forth in a separation agreement entered into with Kraton, effective January 14, 2008. The separation agreement provided Mr. Gregory with severance payments equal to 18 months of his annual base salary of $500,000 (for a total of $750,000) and medical continuation benefits for 18 months following his termination of employment (for an aggregate cost of $20,152). Mr. Dekker did not enter into a separate separation agreement. Pursuant to his employment agreement, as amended, he received severance payments equal to 15 months of his annual base salary of $330,750 (for a total of $413,438) plus a prorated target bonus (for a total of $49,613) following his termination of employment (for an aggregate cost of $463,050).

Mr. Gregory’s Employment Agreement provided, in the event that his employment is terminated without cause or by him for good reason (as each term is defined in his employment agreement), Mr. Gregory would be entitled to, subject to his execution of a general release and waiver, (1) a continuation of his annual base salary for the 18-month period following the termination of employment and (2) medical benefits for himself and his eligible dependents during such salary continuation period. If Mr. Gregory had been terminated without cause or for good reason during the one-year period immediately following a change in control, he would also have received the sum of (a) 1.5 times his annual target bonus and (b) a pro rata portion of the annual bonus he would have earned had his employment not terminated. In addition, upon such a termination following a change in control, benefit continuation would have applied to all benefits, not just medical benefits.

On January 24, 2008, Kraton entered into a Separation Agreement with Mr. Gregory effective as of February 1, 2008. The terms of the separation with Mr. Gregory provide, among other things, a payment of 1.5 times his annual base salary, paid in installments through 2008 and completed in lump sum in January 2009, and continued medical benefits through August 1, 2009. Mr. Gregory also received his entire special bonus of $600,000. In addition, Kraton agreed to repurchase certain of Mr. Gregory’s vested equity-based rights. Mr. Gregory forfeited all unvested Options and other equity-based awards, and is otherwise subject to customary confidentiality obligations indefinitely, as well as non-competition, non-solicitation and non-disparagement obligations for one year following his termination of employment.

On February 1, 2008, Kraton entered into a consulting agreement with Mr. Gregory, effective as of February 1, 2008. The terms of the consulting agreement provided, among other things, that Mr. Gregory would be a consultant to Kraton from February 1, 2008 to June 30, 2008. In exchange for his consulting services, Kraton paid Mr. Gregory a fee equal to $93,750 in the aggregate, in monthly installments over the consulting period. In addition, had certain corporate events occurred during fiscal year 2008, Kraton would have paid Mr. Gregory a cash bonus equal to $1,750,000. These events did not occur, and Mr. Gregory was not paid that cash bonus.

Mr. Dekker’s employment agreement was amended in 2008 to provide that in the event (a) his employment term expired, (b) he was terminated by Kraton without cause, (c) he terminated his employment for good reason, or (d) he terminated his employment for no reason after Kraton’s 2007 annual report on form 10-K was filed (in each case as such terms are defined in his employment agreement) he would be entitled to: A lump-sum payment equal to (1) 12 months of Mr. Dekker’s annual base salary, and (2) a pro rata portion of any 2008 annual bonus that Mr. Dekker would have been entitled to receive based upon the percentage of the fiscal year that shall have elapsed through the date of Mr. Dekker’s termination of employment, payable when such annual bonus would have otherwise been payable had his employment not terminated. In addition, as consideration for Mr. Dekker’s agreement to extend the employment term, upon a termination under the circumstances set forth in the previous sentence, Mr. Dekker was also entitled to receive a lump sum payment equal to three months base salary plus 25% of his target annual bonus for 2008. Furthermore, Kraton agreed not to exercise its right to repurchase shares from Mr. Dekker received through equity incentive awards to the extent such rights are triggered solely as a result of the termination of Mr. Dekker’s employment, and agreed that Mr. Dekker would continue to vest in any incentive awards that are Options to purchase units granted pursuant to the terms of the TJ Chemicals 2004 Option Plan as if Mr. Dekker remained employed until at least January 1, 2008 and that any vested units shall remain outstanding for the remainder of such Options’ ten-year term.

The following table sets forth certain information regarding the compensation of our directors.

Director Compensation During Fiscal Year 2008

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($)(1)(2) (d)	All Other Compensation ($) (g)	Total ($) (h)
James R. Ball(3)	$3,333	0	$2,391	0	$5,724
Richard C. Brown	$37,379	0	$10,421	0	$47,800
Kelvin L. Davis(4)	0	0	0	0	0
Steven J. Demetriou	$25,000	0	$2,276	0	$27,276
Barry J. Goldstein	$47,393	0	$11,344	0	$58,737
Michael G. MacDougall(4)	0	0	0	0	0
Kevin G. O’Brien(4)	0	0	0	0	0
Dan F. Smith	$181,319	0	$42,352	0	$223,671
Timothy J. Walsh(4)	0	0	0	0	0
Nathan H. Wright(4)	0	0	0	0	0

(1)	Amounts set forth in the Option Awards column represent the amounts recognized as compensation expense for financial statement reporting purposes in fiscal year 2008 by Kraton with respect to Option awards in accordance with FASB 123R (disregarding the estimate of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2008 may be found in Kraton’s financial statements and accompanying footnotes on F-3. A discussion of the assumptions used in this valuation with respect to awards made in fiscal years prior to fiscal year 2008 may be found in the corresponding sections of the Kraton’s financial statements and accompanying footnotes for the fiscal year in which the award was made.
(2)	As of December 31, 2008, Messrs. Ball, Brown, Demetriou, Goldstein and Smith, each held an aggregate of 100,000, 225,000, 125,000 225,000, and 200,000, Options, respectively. Following his resignation, Mr. Ball retained his 37,500 unvested options which will continue vest in accordance with the normal vesting schedule and are schedule to vest with respect to 25,000 on December 1, 2009 and with respect to 12,500 on December 1, 2010. Mr. Demetriou’s options vest with respect to 50% on each of the first and second anniversaries of the grant date. Mr. Demetriou currently holds 37,500 unvested options, which are scheduled to vest with respect to 25,000 on December 1, 2009 and with respect to 12,500 on December 1, 2010. Mr. Brown’s options and Mr. Goldstein’s options vest with respect to 33.33% on each of the first three anniversaries of the grant date, May 1, 2008. Mr. Smith’s options will vest 100% on December 1, 2009, the first anniversary of the grant date. Directors do not receive other equity-based awards.
(3)	Mr. Ball resigned from the Board, effective May 1, 2008.
(4)	As employees or representatives of TPG or CCMP Capital, Messrs. Davis, MacDougall, Walsh, Wright, and O’Brien received no compensation for their services to the Board or its committees in 2008.

Messrs O’Brien, Smith, Goldstein and Brown joined our Board on the dates of January 31, 2008, February 4, 2008, May 1, 2008, and May 1, 2008.

Directors who are employees or representatives of TPG or CCMP Capital do not receive any compensation for their services to the Board or its committees. Mr. Ball served as the Chairman of the Audit Committees for the Boards of each of Kraton and Polymer Holdings until May 1, 2008 and received total annual fees for 2008 of $3,333. Mr. Brown is entitled to an annual director fee of $50,000, which was prorated in 2008 for a total of $33,379. In addition, Mr. Brown receives $2,000 for his participation in person in Board meetings. In 2008, Mr. Demetriou received an annual director fee of $25,000, paid quarterly. Mr. Goldstein received an annual director fee of $50,000 and is entitled to a supplemental fee for serving as Audit Committee chairman of $15,000. All of Mr. Goldstein’s annual fee based compensation was prorated in 2008 for a total of $43,393. In addition, Mr. Goldstein receives $2,000 for his participation in person in Board meetings. Mr. Smith is entitled to an annual director fee of $200,000, which was prorated in 2008 for a total of $181,319.

Mr. Ball did not receive any grants of Options in 2008. On May 1, 2008, Mr. Brown and Mr. Goldstein each received 225,000 Options, which vest 33.33% on the first three anniversaries of the grant date, contingent upon continued service. Mr. Demetriou received 25,000 Options on December 1, 2008, pursuant to his annual grant. These Options will vest 50% per year on each of the first two anniversaries of the grant date so long as the Mr. Demetriou continues to serve as a director. On February 4, 2008, Mr. Smith was granted 200,000 options at a grant price of $1, which will vest 100% on the first anniversary of the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no Compensation Committee interlocks or issues of insider participation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by the Securities Exchange Act of 1934 with management and, based on the Committee’s review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Kraton Compensation Committee

Timothy J. Walsh, Chairman

Kelvin L. Davis

Nathan H. Wright

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table sets forth information regarding the beneficial ownership of Polymer Holding’s equity interests as of December 31, 2008, for each person who is known to us to be a beneficial owner of 5% or more of Polymer Holding’s equity interests. All of Polymer Holding’s equity interests are beneficially owned by Chemicals Holdings, which has both voting and non-voting equity interests. The percentages set forth in the following table represent the percentage ownership of the voting and non-voting equity interests of Chemicals Holdings. The remaining 1.2% of the non-voting equity interests of Chemicals Holdings is owned by Kraton Management LLC, the entity through which members of our senior management, other employees and independent directors own equity interests in our company.

Name and Address of Beneficial Owner	Common Units	Percentage of Voting Equity Interests		Percentage of Non-Voting Equity Interests
TPG Advisors III, Inc. 301 Commerce Street, Suite 3300 Fort Worth, Texas 76102	6	30.0	%(1)	30.0%

(1)	The material in this report is not “solicitation material,” is not deemed filed with the Commission, and is not incorporated by reference in any filing of Kraton under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

Name and Address of Beneficial Owner	Common Units	Percentage of Voting Equity Interests		Percentage of Non-Voting Equity Interests
TPG Advisors IV, Inc. 301 Commerce Street, Suite 3300 Fort Worth, Texas 76102	6	30.0	%(1)	29.3%
JPMP Capital Corp. c/o J.P. Morgan Partners, LLC 270 Park Avenue, 39th Floor New York, New York 10017	8	40.0	%(2)	39.5	%(3)

(1)	TPG Advisors III, Inc. (“TPG Advisors III”) is the general partner of TPG GenPar III, L.P., which in turn is the sole general partner of each of TPG Partners III, L.P. (“Partners III”), TPG Parallel III, L.P. (“Parallel III”), TPG Investors III, L.P. (“Investors III”), FOF Partners III, L.P. (“FOF”) and FOF Partners III-B, L.P. (“FOF B”) and the sole member of TPG GenPar Dutch, L.L.C., which is the general partner of TPG Dutch Parallel III, C.V. (“Dutch Parallel III”). Partners III, Parallel III, Investors III, FOF, FOF B and Dutch Parallel III are the members of TPG III Polymer Holdings LLC, which holds 30% of the voting interests in TJ Chemical Holdings LLC. TPG Advisors IV, Inc. (“TPG Advisors IV”) is the general partner of TPG GenPar IV, L.P., which in turn is the sole general partner of TPG Partners IV, L.P. (“Partners IV”). Partners IV is the sole member of TPG IV Polymer Holdings LLC, which holds 30% of the voting interests of Chemical Holdings. TPG Advisors III and TPG Advisors IV may be deemed, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, to beneficially own all of the securities held by TPG III Polymer Holdings LLC and TPG IV Polymer Holdings LLC, respectively. David Bonderman and James G. Coulter are directors, officers and sole shareholders of each of TPG Advisors III and TPG Advisors IV, and therefore, Messrs. Bonderman and Coulter may be deemed to be the beneficial owners of the equity securities held by TPG III Polymer Holdings LLC and TPG IV Polymer Holdings LLC.
(2)	Includes 22.6%, 5.4%, 0.8%, 2.3%, 0.3%, 0.4%, 0.9%, 0.9%, 6.0% and 0.4% indirectly owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., JPMP Global Fund/Kraton A. L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., JPMP Global Fund/Kraton, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., JPMP Selldown Fund/Kraton, L.P., J.P. Morgan Partners Global Investors (Selldown) II, L.P., and J.P. Morgan Partners Global Investors (Selldown) II-B, L.P., respectively. Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore no individual officer of JPMP Capital Corp. is the beneficial owner of the securities. The address for each of these entities is 270 Park Avenue, New York, New York 10020, except that the address of each Cayman Global Fund Entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.
(3)	Includes 22.3%, 5.3%, 0.8%, 2.3%, 0.3%, 0.4%, 0.9%, 0.9%, 5.9% and 0.4% indirectly owned by J.P. Morgan Partners (BHCA), L.P., (“JPMP BHCA”) J.P. Morgan Partners Global Investors, L.P., JPMP Global Fund/Kraton A. L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., JPMP Global Fund/Kraton, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., JPMP Selldown Fund/Kraton, L. P., J.P. Morgan Partners Global Investors (Selldown) II-B, L.P., and J.P. Morgan Partners Global Investors (Selldown) II-B, L.P. (collectively, the “Global Investor Funds”), respectively. The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. (“JPMP MFM”). The general partner of each of the Global Investor Funds is JPMP Global Investors, L.P. (“JPMP Global”). JPMP Capital Corp., a wholly-owned subsidiary of JPMorgan Chase & Co., a publicly traded company, is the general partner of each of JPMP MFM and JPMP Global. Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore no individual officer of JPMP Capital Corp. is the beneficial owner of the securities. The address for each of these entities is 270 Park Avenue, New York, New York 10020, except that the address of each Cayman Global Fund Entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.

The following table sets forth information regarding the beneficial ownership of our equity interests as of December 31, 2008 for (a) each director, (b) each of the executive officers identified in the Summary Compensation Table set forth under “Executive Compensation,” and (c) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Percent of Voting Interests		Percent of Non-Voting Interests
Units	Kelvin L. Davis	60.0	%(1)	59.3	%(1)
Units	Timothy J. Walsh	—	%(2)	—	%(2)
Units	George B. Gregory	—	%(3)	—	%(3)
Units	Kevin M. Fogarty	—	%(3)	—	%(3)
Units	David A. Bradley	—	%(3)	—	%(3)
Units	Richard A. Ott	—	%(3)	—	%(3)
Units	All directors and executive officers as a group	60.0	%(1)(2)(3)	59.3	%(1)(2)(3)

(1)	Includes interests beneficially owned by TPG Advisors III, Inc., and TPG Advisors IV, Inc. Mr. Davis is an officer, director and/or equity owner of TPG Advisors III, Inc. and TPG Advisors IV, Inc.
(2)	Mr. Walsh and Mr. O’Brien are Managing Directors of CCMP Capital Advisors, LLC (“CCMP Capital”), a private equity firm comprised of the former buyout/growth equity professionals of J.P. Morgan Partners, LLC (“JPMP”) who separated from JPMorgan Chase in August 2006 to form an independent private equity platform. Mr. Walsh and Mr. O’Brien are serving as directors at the request of JPMP and its affiliates. Mr. Walsh and Mr. O’Brien each disclaims any beneficial ownership of any shares beneficially owned by JPMP Capital Corp. or its affiliates, except to the extent of their respective pecuniary interest therein, if any.
(3)	Consists of non-voting equity interests of less than 1% in TJ Chemical Holdings LLC owned indirectly by the indicated persons through ownership of interests in Kraton Management LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Management Services Agreement. Upon the consummation of the acquisition, we paid a transaction fee to the general partner of TPG Partners III, L.P. in the amount of $4.0 million, to the general partner of TPG Partners IV, L.P. in the amount of approximately $4.0 million and to JPMP in the amount of $2.5 million. In addition, in connection with the acquisition, we entered into a management services agreement with these parties. Under the management agreement, in exchange for consulting and management advisory services provided to us, a management fee of $0.5 million per quarter will be paid that will be divided among these parties in accordance with the respective ownership percentages in TJ Chemical held by the relevant funds for the first four payments and, thereafter, in accordance with the respective contributions with respect to such services of the relevant funds. This management fee will be subordinated to Kraton’s 8.125% Notes in the event of a bankruptcy of Kraton.

Related Transactions. We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber (“TR”), which is a wholly or predominantly composed of a block co-polymer comprising styrene blocks with butadiene and / or isoprene polymer blocks. KJE produces TR for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the TR produced by KJE. During the years ended December 31, 2008, 2007 and 2006 Kraton made sales of TR on behalf of KJE of approximately $37.9 million, $39.7 million and $33.4 million, respectively. From time to time, KJE will purchase TR products from Kraton. During the years ended December 31, 2008, 2007 and 2006 we had sales of our products to KJE of approximately $0.6 million, $1.2 million and $1.1 million, respectively.

Director Independence

Although we would be exempt from certain independence requirements if we were a listed issuer whose securities were traded on NASDAQ, subject to such requirements, we would be required to have an audit committee comprised of at least three members, all of whom are independent and meet certain other requirements. The Audit Committee currently consists of Messrs. Goldstein (chairman), O’Brien, Wright and MacDougall. Mr. O’Brien replaced Mr. Walsh as a member of the Audit Committee on January 31, 2008.

Of the members of the Audit Committee only Mr. Goldstein is an independent director as defined under the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission. Effective May 1, 2008, Mr. James Ball resigned as an independent member and the chairman of the Audit Committee, and was replaced in both capacities by Mr. Barry Goldstein.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to us by our independent auditors, KPMG LLP for the audits of our annual consolidated financial statements for the year ended December 31, 2008 and 2007, and fees billed for audit related, tax and all other services rendered by KPMG during those periods.

	2008	2007
Audit fees(a)	$1,670	$1,550
Audit-related fees(b)	69	50
Tax fees(c)	179	92
Other fees(d)	85	—

Total fees	$2,003	$1,692

(a)	Audit fees represent the aggregate fees for professional services rendered by KPMG for the audit of our consolidated financial statements for the fiscal years ended December 31, 2008 and 2007. Audit fees also include the audits of many of our subsidiaries in regards to compliance with statuary requirements in foreign countries, and review of registration statements.
(b)	Audit-related fees represent the aggregate fees billed for professional services rendered by KPMG for audits of our pension and post retirement benefit plans.
(c)	Tax fees consist of the aggregate fees billed for professional services rendered by KPMG for tax compliance and advice.
(d)	All other fees consist of the aggregate fees billed for services provided by KPMG, other than the services described in notes (a) through (c) above.

Pursuant to Section 10A of the Securities exchange Act of 1934, as amended by Section 202 of the Sarbanes Oxley Act of 2002, the Audit Committee has established a policy to pre-approve the audit and non-audit services performed by Kraton’s independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee will review and pre-approve, at least annually, the services that may be provided by the independent auditor. The annual consolidated financial statement audit and the annual audit of our internal control over financial reporting are services for which separate pre-approval is required. Policy-based pre-approval limits of $100,000 per engagement with an annual calendar year aggregate limit of $500,000 for all engagements have been established for other audit and tax services such as those associated with SEC registration statements, periodic reports and other documents filed with the SEC, other document issued in connection with securities offerings, statutory audits, financial audits of subsidiaries or affiliates of Kraton, tax compliance, tax planning or tax advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

The following financial statements are included in Item 8:

(i)	Report of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2008 and 2007

(iii)	Consolidated Statements of Operations—years ended December 31, 2008, 2007 and 2006

(iv)	Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)—

years ended December 31, 2008, 2007 and 2006

(v)	Consolidated Statements of Cash Flows—years ended December 31, 2008, 2007 and 2006

(vi)	Notes to consolidated financial statements

2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and are on file with us.

(b) Exhibits

See Item 15(a) 2 above.

(c) Financial Statement Schedule

See Schedule II.

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2009

KRATON POLYMERS LLC

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2009.

Signature	Title

/s/ KEVIN M. FOGARTY	President, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ STEPHEN E. TREMBLAY	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LOUIS A. VITALE	Controller (Chief Accounting Officer)

/s/ DAN F. SMITH	Director and Chairman of the Board of Directors

/s/ BARRY J. GOLDSTEIN	Director and Chairman of the Audit Committee

/s/ KELVIN L. DAVIS	Director

/s/ MICHAEL G. MACDOUGALL	Director

/s/ NATHAN H. WRIGHT	Director

/s/ TIMOTHY J. WALSH	Director

/s/ KEVIN G. O’BRIEN	Director

/s/ STEVEN J. DEMETRIOU	Director

/s/ RICHARD C. BROWN	Director

KRATON POLYMERS LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Kraton Polymers LLC:

We have audited the accompanying consolidated balance sheets of Kraton Polymers LLC as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of Kraton Polymers LLC’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Polymers LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year-period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2, 6, and 7 to the consolidated financial statements, Kraton changed its method of accounting for share-based compensation plans as of January 1, 2006, its method of accounting for uncertain tax positions as of January 1, 2007, and its method of accounting for defined benefit and other post retirement plans as of December 31, 2006.

/s/ KPMG LLP

Houston, Texas

March 26, 2009

KRATON POLYMERS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$101,396	$48,277
Receivables, net of allowances of $2,512 and $1,542	95,443	140,321
Inventories of products, net	324,193	256,323
Inventories of materials and supplies, net	11,055	12,170
Deferred income taxes	14,778	—
Other current assets	6,769	12,404

Total current assets	553,634	469,495

Property, plant and equipment, less accumulated depreciation of $182,252 and $157,643	372,008	402,270
Identifiable intangible assets, less accumulated amortization of $36,169 and $29,205	67,051	76,356
Investment in unconsolidated joint venture	12,371	10,326
Deferred financing costs	8,184	10,323
Other long-term assets	18,626	16,124

Total Assets	$1,031,874	$984,894

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$3,343	$3,445
Accounts payable-trade	75,177	102,952
Other payables and accruals	69,349	55,816
Due to related party	25,585	24,505
Deferred income taxes	—	9,827
Insurance note payable	—	494

Total current liabilities	173,454	197,039

Long-term debt, net of current portion	571,728	535,020
Deferred income taxes	34,985	39,443
Long-term liabilities	63,117	30,682

Total Liabilities	843,284	802,184

Commitments and contingencies (note 8)
Member’s equity
Common equity	182,767	143,149
Accumulated other comprehensive income	5,823	39,561

Total member’s equity	188,590	182,710

Total Liabilities and Member’s Equity	$1,031,874	$984,894

See Notes to Consolidated Financial Statements

KRATON POLYMERS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years ended December 31,
	2008	2007	2006
Operating Revenues
Sales	$1,171,253	$1,066,044	$1,015,766
Other	54,780	23,543	32,355

Total operating revenues	1,226,033	1,089,587	1,048,121
Cost of Goods Sold	971,283	938,556	843,726

Gross Profit	254,750	151,031	204,395

Operating Expenses
Research and development	27,049	24,865	24,598
Selling, general and administrative	101,431	69,020	73,776
Depreciation and amortization of identifiable intangibles	53,162	51,917	43,574

Total operating expenses	181,642	145,802	141,948

Equity in Earnings of Unconsolidated Joint Venture	437	626	168
Interest Expense, net	36,671	43,460	40,547

Income (Loss) Before Income Taxes	36,874	(37,605)	22,068
Income Tax Expense	8,440	6,138	25,626

Net Income (Loss)	$28,434	$(43,743)	$(3,558)

See Notes to Consolidated Financial Statements

KRATON POLYMERS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Equity	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2005	$314,897	$(2,692)	$312,205
Net loss	(3,558)	—	(3,558)
Other comprehensive income
Foreign currency translation adjustments, net of tax	—	20,468	20,468
Unrealized loss on interest rate swaps, net of tax	—	(951)	(951)

Total comprehensive income			15,959

Cash distribution to member	(129,533)	—	(129,533)
Adoption of SFAS 158 net of deferred tax benefit of $730	—	(1,195)	(1,195)
Non-cash compensation related to equity awards	2,305	—	2,305

December 31, 2006	184,111	15,630	199,741

Net loss	(43,743)	—	(43,743)
Other comprehensive loss
Foreign currency translation adjustments, net of tax	—	21,457	21,457
Realized loss on interest rate swaps, net of tax	—	(1,863)	(1,863)

Total comprehensive loss			(24,149)

Increase in pension liability, net of deferred tax liability of $1,800	—	4,337	4,337
Non-cash compensation related to equity awards	2,781	—	2,781

December 31, 2007	143,149	39,561	182,710

Net income	28,434	—	28,434
Other comprehensive income
Foreign currency translation adjustments, net of tax	—	5,396	5,396
Net unrealized loss on interest rate swaps	—	(858)	(858)
Reclassification of interest rate swaps into earnings	—	(1,326)	(1,326)

Total comprehensive income			31,646

Increase in pension liability, net of tax		(36,950)	(36,950)
Cash contribution from member	10,000	—	10,000
Non-cash compensation related to equity awards	1,184	—	1,184

December 31, 2008	$182,767	$5,823	$188,590

See Notes to Consolidated Financial Statements

KRATON POLYMERS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,434	$(43,743)	$(3,558)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of identifiable intangibles	53,162	51,917	43,574
Lower-of-cost-or-market adjustment	8,100	—	—
Amortization of deferred financing costs	2,139	2,715	2,351
Loss on disposal of fixed assets	184	274	262
Change in fair value of interest rate swaps	(1,378)	(1,553)	(20)
Distributed (undistributed) earnings in unconsolidated joint venture	604	(520)	1,097
Deferred income tax expense (benefit)	(5,436)	1,537	9,073
Non-cash compensation related to equity awards	1,184	2,781	2,305
Decrease (increase) in
Accounts receivable	42,815	8,710	(13,575)
Due to from related party	(6,007)	14,704	(6,508)
Inventories of products, materials and supplies	(86,738)	17,793	(53,126)
Other assets	(1,377)	(1,525)	5,713
Increase in
Accounts payable-trade, other payables and accruals, and long-term liabilities	4,541	28,647	11,135

Net cash provided by (used in) operating activities	40,227	81,737	(1,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(24,093)	(28,713)	(38,032)
Proceeds from sale of property, plant and equipment	26	43	151

Net cash used in investing activities	(24,067)	(28,670)	(37,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	316,250	48,500	123,008
Repayment of debt	(279,644)	(92,148)	(3,558)
Cash contribution from member	10,000	—	—
Proceeds from (repayment of) insurance note payable	(494)	(245)	739
Cash distribution to member	—	—	(129,533)
Deferred financing costs	—	—	(2,678)

Net cash provided by (used in) financing activities	46,112	(43,893)	(12,022)

Effect of exchange rate differences on cash	(9,153)	(4,498)	(6,153)

Net increase (decrease) in cash and cash equivalents	53,119	4,676	(57,333)
Cash and cash equivalents at beginning of period	48,277	43,601	100,934

Cash and cash equivalents at end of period	$101,396	$48,277	$43,601

Supplemental Disclosures
Cash paid during the period for income taxes	$11,251	$8,912	$7,623
Cash paid during the period for interest	$39,533	$37,052	$39,844

See Notes to Consolidated Financial Statements

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements

1. Summary of Operations and Significant Accounting Policies

Organization and Description of Business. Kraton Polymers LLC, together with its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us” or “Kraton.” Kraton Polymers LLC is the parent of Elastomers Holdings LLC (holding company of Kraton’s United States (U.S.) operations) K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or “Polymer Holdings,” owns 100% of the equity interests of Kraton, either directly or indirectly. TJ Chemical Holdings LLC, or “TJ Chemical,” owns 100% of the equity interests of Polymers Holdings. TJ Chemical is owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain entities affiliated with said parties, entities affiliated with or managed by J.P. Morgan Partners, LLC, and affiliates, and Kraton Management LLC.

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

We operate six plants globally, including our flagship Belpre, Ohio plant in the United States, as well as plants in Germany, France, The Netherlands, Brazil and Japan. The plant in Japan is operated by a unconsolidated manufacturing joint venture.

We generally sell our products to customers for use in industrial and consumer applications. Based on our management approach, we believe that all material operations revolve around the manufacturing and sales of SBCs and we currently report our operations, both internally and externally, as a single business segment.

Basis of Presentation. The accompanying Consolidated Financial Statements presented herein are for Kraton and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Kraton’s results of operations and financial position.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. Certain amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the prior periods have been reclassified to conform to the current reporting presentation.

Cash and Cash Equivalents. It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits or certificates of deposit. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1 and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity of 3 months or less to be cash equivalents.

Receivables. Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables. We determine the allowance based on historical write-off experience and global economic data. We review the allowance for doubtful accounts quarterly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statement of cash flows.

Derivative Instruments and Hedging Activities. We follow the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in accounting for derivative instruments and hedging activities. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Accounting for qualified hedges allows a derivative’s gains and losses to offset related results on the hedged item in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. We utilize the expense as incurred method of accounting for planned major maintenance. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following average estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years

Asset Retirement Obligations. SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. SFAS No. 143 also requires us to record a corresponding asset that is depreciated over the life of the asset. In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN No. 47) which mainly clarifies the timing of the recording of certain retirement obligations required by SFAS No. 143. Subsequent to the initial measurement of the asset retirement obligation, the obligation is to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

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

Impairment of Long-Lived Assets. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), provides a guidance for long-lived assets to be disposed of.

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

Identifiable Intangible Assets. We have recorded identifiable intangible assets related to technology, trade names/trademarks and customer relationships as detailed in Note 3 below. Identifiable intangible assets are amortized on a straight-line basis over 15 years.

Investment in Unconsolidated Joint Venture. Our 50% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations.

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

Deferred Financing Costs. We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument using the effective interest method.

Environmental Costs. Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated.

Disclosures about Fair Value of Financial Instruments. The carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable and certain accrued expenses due to the short maturities of these instruments. The fair values of long-term debt instruments and the interest rate swap agreements are estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.

Revenue Recognition. We recognize revenue from sales when title transfers. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

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

Research and Development Expenses. Research and development expenses are expensed as incurred.

Leases. All leases entered into as of December 31, 2008 are classified as operating leases. For those leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.

Income Taxes. We conduct operations in separate legal entities; as a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions.

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

Foreign Currency Translation and Foreign Currency Exchange Rates. Financial statements of our operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains, and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of other comprehensive income (loss) in member’s equity.

New Accounting Pronouncements—2008. The following new accounting pronouncements were adopted during 2008 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” Also in February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. FAS 157-1 by Kraton effective January 1, 2008 did not have a material impact on our consolidated results of operations, financial position or cash flows. See Note 9 for further discussion.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” In February 2007, the FASB issued SFAS No. 159, which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 by Kraton effective January 1, 2008 did not have a material impact on our consolidated results of operations, financial position or cash flows.

New Accounting Pronouncements. The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2008:

SFAS No. 141R, “Business Combinations.” In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and cannot be early adopted. Currently this statement is not expected to have a significant impact to our financial position, results of operations or cash flows. A significant impact may, however be realized on any future acquisitions by us. The amount of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition, if any.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008. For Kraton, SFAS No. 161 is effective as of January 1, 2009. The adoption of SFAS No. 161 is not expected to materially affect Kraton’s consolidated results of operations, financial position or cash flows.

FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. For Kraton, FSP

No. FAS 142-3 is effective as of January 1, 2009. The adoption of FSP No. FAS 142-3 is not expected to materially affect Kraton’s consolidated results of operations, financial position or cash flows.

FSP No. FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets.” In December 2008, the FASB issued FSP No. FAS 132(R)-1 which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by the retirement plan and the concentrations of risk in those plans. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. For Kraton, FSP No. FAS 132(R)-1 is effective as of January 1, 2010. Kraton is currently evaluating the effect of adopting FSP No. FAS 132(R)-1, but does not believe it will have a material effect on its consolidated results of operations, financial position or cash flows.

2. Share-Based Compensation

We account for share-based awards under the provisions of SFAS No. 123(R), “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

See Note 7(f) for a description of the TJ Chemical Holdings LLC 2004 Option Plan. There were 11,463,118, 50,000 and 2,342,500 options granted under this plan to our employees and directors during the years ended December 31, 2008, 2007 and 2006, respectively. There were no options exercised during the years ended December 31, 2008, 2007 and 2006, respectively.

We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. We recorded share-based employee compensation expense of approximately $0.8 million, $1.5 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, net of tax effects of $0.4 million, $0.9 million and $0.9 million, respectively. At December 31, 2008, there was approximately $3.1 million of unrecognized compensation cost related to non-vested option awards, and $0.9 million of unrecognized compensation expense related to non-vested restricted membership unit and notional membership unit awards expected to be recognized over a weighted-average period of 7 years.

Stock Option Activity

Information pertaining to option activity for the year ended December 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2007	14,670	$1.00	7.0	—
Granted	11,463	1.00	—	—
Exercised	—	1.00	—	—
Forfeited or expired	(4,032)	1.00	—	—

Outstanding at December 31, 2008	22,101	1.00	6.8	—

Exercisable at December 31, 2008	7,906	1.00	4.8	—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. As the fair value of the stock was estimated to be $0.87 at December 31, 2008 and all outstanding options have an exercise price of $1.00, there is no intrinsic value for the options.

We engaged an independent valuation and financial consultant to perform a valuation of the total equity of TJ Chemical and a valuation of all of the options issued during the year ended December 31, 2008. The consultant utilized the market approach valuation technique to estimate the fair value of the stock, and estimated the fair value of the options issued during the year ended December 31, 2008 using the Black-Scholes Merton option-pricing model.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2008, and the number and weighted average exercise price of options exercisable as of December 31, 2008 follow:

	Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life
	(in thousands)			(in years)
Outstanding options	$1.00	22,101	$1.00	6.8

Exercisable options	1.00	7,906	1.00	4.8

See Note 7(e) for a description of the TJ Chemical Holdings LLC Membership Units Plan. TJ Chemical Holdings LLC may grant time-vested restricted membership units and time-vested notional membership units to certain employees. Holders of notional membership units do not have any beneficial ownership in the underlying membership units and the grant represents an unsecured promise to deliver membership units on a future date. Actual membership units underlying the restricted membership units and the notional membership units will not be distributed until the earlier of a change in control or the termination of the grantee’s employment.

The following table represents the restricted membership units and notional membership units granted, vested and forfeited during 2008.

	Unit	Grant Date Fair Value per Unit
	(in thousands)
Restricted and Notional Units
Non-vested shares at January 1, 2008	2,740	$1.00
Granted	900	1.00
Vested	—	—
Forfeited	(1,186)	1.00

Non-vested shares at December 31, 2008	2,454	$1.00

Weighted-Average Assumptions for Option Pricing

	2008	2007	2006
Risk-free interest rate	3.59%	3.40%	4.41%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.38	0.40	0.90
Expected term	5 years	5 years	5 years

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

The weighted average fair value per option at the date of grant for options granted in 2008, 2007 and 2006 was $0.31, $0.31 and $0.67, respectively, as valued using the Black-Scholes Merton option-pricing model.

3. Detail of Certain Balance Sheet Accounts

	December 31,
	2008	2007
	(in thousands)
Inventories of products, net:
Finished products	$271,449	$212,125
Work in progress	1,781	3,858
Raw materials	50,963	40,340

	$324,193	$256,323

Property, plant and equipment:
Land	$15,240	$13,339
Buildings	37,601	38,490
Plant and equipment	482,880	489,260
Construction in progress	18,539	18,824

	554,260	559,913
Less accumulated depreciation	182,252	157,643

	$372,008	$402,270

Identifiable intangible assets:
Technology	$44,813	$47,154
Customer relations	35,213	35,213
Trademarks	23,194	23,194

	103,220	105,561
Less accumulated amortization	36,169	29,205

	$67,051	$76,356

Other payables and accruals:
Employee related	$25,418	$12,178
Interest	10,316	13,680
Property and other taxes	—	3,735
Customer rebates	4,402	6,561
Income taxes payable	8,538	4,643
Deferred Income	5,483	—
Other	15,192	15,019

	$69,349	$55,816

In December 2008 we recorded an $8.1 million lower-of-cost-or-market adjustment in cost of goods sold.

The identifiable intangible assets are being amortized on a straight-line basis over 15 years. Aggregate amortization expense for amortizing intangible assets was approximately $7.0 million, $7.2 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the next five years is approximately $7.0 million. Identifiable intangibles were adjusted in 2007 for the realization of certain excess tax basis that had not previously been recognized in the consolidated financial statements.

Accumulated other comprehensive income consists of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Foreign currency adjustments, net of tax	$41,742	$36,346
Unrealized gain on interest rate swaps, net of tax	(2,111)	73
Pension adjustment, net of tax	(33,808)	3,142

Total accumulated other comprehensive income	$5,823	$39,561

4. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2008	2007
	(in thousands)
Senior Secured Credit Facilities:
Revolving loans	$50,000	$—
Term loans	325,071	338,465
8.125% Notes	200,000	200,000

Total debt	575,071	538,465
Less current portion of long-term debt	3,343	3,445

Total long-term debt	$571,728	$535,020

(a) Term Loans and Revolving Loans. On May 12, 2006 we entered into an amendment (the “Amendment”) to our senior secured credit agreement, or the Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006 in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.0% Discount Notes. On May 12, 2006 all but $250,000 of the $150,000,000 12.0% Discount Notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.0% Discount Notes) were accepted for payment and purchased for aggregate total consideration equal to $128,785,000.

The Amendment provided for, among other things, a new term facility (the “Term Facility”) of $385 million, representing a $25 million increase over the original Term Facility, and extending the maturity of the Term Facility from December 23, 2010 to May 12, 2013. The Amendment extended the maturity of the revolving facility (the “Revolving Facility”), from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006 we entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million from $60.5 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative and negative covenants, including a covenant that limited our ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, we borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to provide a portion of the funds necessary to consummate the tender offer for the 12.0% Discount Notes and pay fees and expenses related to the foregoing.

Three of our subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, along with Polymer Holdings, have guaranteed the Credit Agreement. The guarantors, together with us, are referred to as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party.

In June 2008 we made a $10.0 million voluntary prepayment of outstanding indebtedness under the Term Loans, which resulted in the write off of approximately $0.2 million of deferred financing cost. During the year ended December 31, 2007, we made voluntary prepayments under the Term Loans in the amount of $40.0 million, which resulted in the write off of approximately $0.6 million of deferred financing cost. We also incurred approximately $2.7 million of fees in connection with the amendment to our senior secured credit facility in May 2006, and these fees were recorded as deferred financing costs during the year ended December 31, 2006.

As of December 31, 2008 and December 31, 2007, we had $50 million borrowed and no outstanding borrowings, respectively, under the Revolving Loans.

In these notes to the consolidated financial statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.

Maturity. The Revolving Loans outstanding are payable in a single maturity on May 12, 2011. The Term Loans are payable in 25 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the terms of the Credit Agreement. The weighted average effective interest rates on the Term Loans for the years ended December 31, 2008 and 2007 were 5.0% and 7.5%, respectively. The average effective interest rates include the additional income statement effects of Kraton’s highly effective interest rate swaps for both years. See Note 15(a) for a description of the interest rate swap agreements.

The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, also depending on our leverage ratio. The weighted average effective interest rates on the Revolving Loans for the years ended December 31, 2008 and 2007 were 6.6% and 6.3%, respectively. The increase in the effective interest rate reflects higher outstanding borrowings on the Revolving Loans during 2008 versus 2007. We also pay a commitment fee equal to 0.5% quarterly on the daily average undrawn portion of the Revolving Facility.

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

The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. We are required to maintain a fiscal quarter end interest coverage ratio of 2.50:1.00 through December 31, 2008; of 2.75:1.00 beginning March 31, 2009; and of 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.95 through December 31, 2008; 4.45 beginning March 31, 2009 through September 30, 2009; and 4.00 beginning December 31, 2009 and continuing thereafter. As of December 31, 2008, we were in compliance with, and we expect to remain in compliance with, the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the 8.125% Notes. However, the maintenance of these financial ratios is based on our level of profitability. If the 2009 global economic environment worsens, it would adversely impact our profitability and our ability to meet our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and was included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement.

(b) Senior Subordinated Notes Due January 15, 2014. On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at December 31, 2008 and 2007, was $200.0 million.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-anually on January 15 and July 15 each year, with the first such payment made July 15, 2004.

Optional Redemption. Generally, we cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, we may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued and unpaid interest. Prior to January 15, 2009, we had the option to redeem up to 35% of the aggregate principal amount of the 8.125% Notes at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest.

On or after January 15, 2009, we may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed to the applicable redemption date.

Year	Percentage
2009	104.063%
2010	102.708%
2011	101.354%
2012 and thereafter	100.000%

Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations. As of December 31, 2008, we were in compliance with all covenants under the 8.125% Notes.

(c) Debt Maturities. The estimated remaining principal payments on our outstanding total debt as of December 31, 2008, are as follows:

Principal Payments
(in thousands)
December 31:
2009	$3,343
2010	3,343
2011	53,343
2012	158,357
2013 and thereafter	356,685

Total debt	$575,071

5. Deferred Financing Costs

We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument using the effective interest method. In 2008, we incurred fees of approximately $1.2 million associated with preliminary analysis of refinancing options associated with our Credit Agreement and recorded a charge of $1.2 million to selling, general, and administrative expense in the Consolidated Statements of Operations as we determined our refinancing efforts were not probable due to current market conditions.

In June 2008 we made a $10.0 million voluntary prepayment of outstanding indebtedness under the Term Loans, which resulted in the write off of approximately $0.2 million of deferred financing cost. In addition, during the year ended December 31, 2007, we made voluntary prepayments under the Term Loans in the amount of $40.0 million, which resulted in the write off of approximately $0.6 million of deferred financing cost. We also incurred approximately $2.7 million of fees in connection with the amendment to our senior secured credit facility in May 2006, and these fees were recorded as deferred financing costs during the year ended December 31, 2006.

6. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.

The provision (benefit) for income taxes on income from continuing operations is comprised of the following:

	December 31,
	2008	2007	2006
	(in thousands)
Current tax provision:
U.S.	$262	$12	$—
Foreign	13,614	4,589	16,553

Total	13,876	4,601	16,553

Deferred tax provision:
U.S.	(42)	2,509	5,699
Foreign	(5,394)	(972)	3,374

Total	(5,436)	1,537	9,073

Income tax provision	$8,440	$6,138	$25,626

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

Income (loss) before income taxes is comprised of the following:

	December 31,
	2008	2007	2006
	(in thousands)
Income (loss) before income taxes:
U.S.	$7,122	$(29,181)	$(23,701)
Foreign	29,752	(8,424)	45,769

Total	$36,874	$(37,605)	$22,068

The tax effects of temporary differences that gave rise to significant components of deferred tax liabilities and assets are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$100,104	$99,370
Identifiable intangibles	4,921	10,391

Total deferred tax liabilities	105,025	109,761

Deferred tax assets:
Net operating loss carryforward	(113,519)	(108,822)
Inventory	(3,563)	(2,093)
Exchange rate differences	(1,210)	18,302
Interest rate swaps	(2,022)	—
Pension accrual	(18,716)	(3,899)
Other Accruals and Reserves	(9,465)	(3,541)

Total deferred tax assets	(148,495)	(100,053)

Valuation allowance for deferred tax assets	63,677	39,562

Net deferred tax liabilities	$20,207	$49,270

Net deferred tax liabilities of:	December 31
	2008	2007
	(in thousands)
Current deferred tax assets	$(24,196)	$(12,843)
Non-current deferred tax assets	(166,930)	(144,121)
Current deferred tax liabilities	9,418	22,670
Non-current deferred tax liabilities	201,915	183,564

Net deferred tax liabilities	$20,207	$49,270

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below:

	December 31,
	2008	2007	2006
	(in thousands)
Income taxes at the statutory rate	$12,906	$(13,162)	$7,723
Foreign tax rate differential	(3,294)	3,331	(369)
State tax rate differential	(86)	(3,012)	(650)
Change in valuation allowance and uncertain tax positions	(7,219)	15,073	18,831
ETI exclusion benefit	—	—	(377)
Dividend income	5,451	4,043	—
Other	682	(135)	468

Income tax provision	$8,440	$6,138	$25,626

As of December 31, 2008, we had $308.3 million of operating loss carryforwards for income tax purposes in the following tax jurisdictions: United States $265.8 million; France $42.3 million; and Poland $0.2 million. The United States operating loss carryforwards will expire in 2023, 2024, 2025, 2026, and 2027, if not utilized in prior years. The operating loss carryforwards for France can be carried forward indefinitely. The operating loss carryforwards for Poland can be carried forward five years and will expire in 2013. We anticipate taxable income in future years that will allow us to utilize the carryforwards that have not had a valuation allowance placed against them.

As of December 31, 2008 and 2007, a valuation allowance of $63.7 million and $39.6 million had been recorded related to certain deferred tax assets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss carryforwards and deferred tax assets in certain jurisdictions.

In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2008, management believes it is more likely than not, that we will realize the benefit of the deferred tax assets, net of the existing valuation allowances.

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

Effective January 1, 2007, we adopted FIN 48, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits or accrued interest and penalties. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2008, our 2005 through 2007 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

As of January 1, 2008, we had total unrecognized tax benefits of approximately $0.4 million. During the year ended December 31, 2008, we had a change in certain tax positions mainly related to prior tax periods. The increase of $0.7 million in these tax positions was primarily due to recognizing additional reserve needs in connection with an ongoing tax audit in Asia. As of December 31, 2008, we estimated $ 1.1 million in unrecognized tax benefits, that if recognized, would impact the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. During the year ended December 31, 2008, we recognized additional interest and penalties charges related to unrecognized tax benefits in the amount of $0.1 million. As of January 1, 2008, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of the year ended December 31, 2008, no material changes, other than the tax audit related charges mentioned above, have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized Tax Benefits	Interest and Penalties
	(in millions)
Balance at January 1, 2008	$0.4	$0.0
Increase (decrease) in prior year tax positions	0.7	0.1

Balance at December 31, 2008	$1.1	$0.1

During the fourth quarter of 2007 and the first quarter of 2008, one of our foreign subsidiaries made a dividend of $11.5 million and $18.2 million, respectively, to the U.S. parent company. However, we consider this an exceptional event and management does not intend to make any further distributions. Therefore, we consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. These foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.

In 2008, we corrected an immaterial prior period error to decrease deferred tax liabilities and increase accumulated other comprehensive income by $19.7 million to properly state the deferred taxes related to our cumulative translation adjustments. We evaluated the materiality of the correction, including both quantitative and qualitative considerations, and concluded that the adjustment was not material to either current or prior periods.

7. Employee Benefits

(a) U.S. Retirement Benefit Plans. We have a noncontributory defined benefit pension plan in the U.S., which covers all salaried and hourly wage employees, who were employed by us on or before December 31, 2005. Employees who begin their employment with us after December 31, 2005 are not covered by our noncontributory defined benefit pension plan in the U.S. The benefits under this plan are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and Kraton service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only Kraton service (since March 1, 2001) is considered when calculating benefits.

The 2008 measurement date of the plans’ assets and obligations was December 31, 2008. Based on the funded status of our defined benefit pension plan as of December 31, 2008, we reported a decrease in our accumulated other comprehensive income of approximately $36.3 million and a related increase in accrued pension obligations. Accrued pension obligations are included in long-term liabilities on our consolidated balance sheet.

Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions are as follows:

	December 31,
	2008	2007
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$62,061	$63,662
Service cost	2,281	2,561
Interest cost	4,275	3,842
Benefits paid	(1,880)	(1,427)
Actuarial (gain) loss	15,268	(6,577)
Plan amendments	158	—

Benefit obligation at end of year	$82,163	$62,061

Change in plan assets
Fair value at beginning of year	$46,329	$42,747
Actual return on plan assets	(14,313)	3,540
Employer contributions	8,974	1,470
Benefits paid	(1,880)	(1,428)

Fair value at end of year	$39,110	$46,329

	December 31,
	2008	2007
Development of net amount recognized
Funded status	$(43,052)	$(15,732)
Unrecognized net prior service cost	—	—
Unrecognized actuarial loss	—	—

Net amount recognized in long-term liabilities	$(43,052)	$(15,732)

The projected benefit obligation, fair value of plan assets and accumulated benefit obligation for the Plan with accumulated benefit obligations in excess of plan assets were $82.2 million, $39.1 million and $70.0 million, respectively, as of December 31, 2008 and $62.1 million, $46.3 million and $52.9 million, respectively, as of December 31, 2007.

Net periodic pension costs consist of the following components:

	December 31,
	2008	2007	2006
	(in thousands)
Service cost benefits earned during the period	$2,281	$2,561	$2,737
Interest on prior year’s projected benefit obligation	4,275	3,842	3,494
Expected return on plan assets	(4,084)	(3,646)	(3,338)
Amortization of prior year service cost	—	—	—
Recognized curtailment loss	—	—	576
Recognized loss due to special term benefits	158	—	48

Net pension costs	$2,630	$2,757	$3,517

Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2008	2007
Weighted average assumptions used to determine benefit obligations
Measure date	12/31/2008	12/31/2007
Discount rate	5.73%	6.64%
Rates of increase in salary compensation level	3.70%	3.50%
Rates of increase in hourly compensation levels	3.70%	3.50%
Expected long-term rate of return on plan assets	8.50%	8.75%

Weighted average assumptions used to determine periodic benefit cost
Discount rate	6.64%	6.00%
Rates of increase in salary compensation level	3.50%	4.00%
Rates of increase in hourly compensation levels	3.50%	3.00%
Expected long-term rate of return on plan assets	8.50%	8.75%

The expected long-term rate of return on asset assumption was chosen from the range of likely results of compound average annual returns over a twenty year time horizon based on the plan’s current investment policy. The expected return and volatility for each asset class was based on historical equity, bond and cash market returns during the period 1926 to 2008. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on this analysis, the expected long-term return assumption for our pension plan will remains at 8.50%.

Plan Assets. We maintain target allocation percentages among various asset classes based on investment policies established for the pension plan. The target allocation is designed to achieve long-term objectives of return, while limiting against downside risk and considering expected cash flows. Kraton’s pension plan asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Percentage of Plan Assets at December 31
Asset Category	2008	2007
Equity Securities	62.5%	64.2%
Debt Securities	37.0%	35.3%
Other	0.5%	0.5%

Total	100.0%	100.0%

The current weighted-average target allocation is as follows: equity securities 64%, debt securities 35.5% and other 0.5%. Our investment policy is reviewed from time to time to ensure consistency with our long term objective.

Contributions. We expect to contribute $5.7 million to our pension plan in 2009.

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2009	$1,922
2010	2,081
2011	2,286
2012	2,483
2013	2,777
Years 2014-2018	20,696

$32,245

(b) Other Retirement Benefit Plans. Certain employees are eligible to participate in a non-qualified defined benefit restoration plan and non-qualified defined contribution restoration plan (“benefit restoration plan”) which are intended to restore certain benefits under the defined benefit pension plan in the United States and the Kraton Savings Plan in the United States, respectively, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. We made no contributions to the benefit restoration plan for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008 and 2007, amounts recognized in the statement of financial position as a component of long-term liabilities for the benefit restoration plan were $1.0 million and $0.5 million, respectively.

We have established a defined benefit plan in The Netherlands designed to be equivalent to the plan previously provided by Shell Chemicals. Employer and employees contribute to this plan. The planned retirement age under the previous Shell Chemicals arrangement was 60 years of age. Under the terms of our plan, the normal retirement age has been established at 65 years of age. However, employees over the age of 35 as at March 1, 2001, will retain the retirement age of 60. For employees aged 35 years or under as of March 1, 2001, normal retirement age has been increased to 65 years. In January 2006, we established a new hybrid plan with all employees having defined benefits relating the first €60,000 of their earnings and an indexed career average for all earnings above €60,000 into this plan. The hybrid plan is available for new employees with a retirement age of 65 years. Our contributions to the Netherlands pension plan for the years ended December 31, 2008, 2007 and 2006 were $2.1 million, $2.0 million, and $1.2 million, respectively.

On March 1, 2001, we established a defined contribution (Group Personal Pension) plan in the United Kingdom. This plan applies only to employees who transferred from Shell Chemicals and these employees had the option to transfer a “Transfer Value” relating to their Shell Chemicals pension plan services to our plan. The employee and employer contribute to this plan. Employee contributions are 4% of base pay above the applicable upper earnings limit. Our contributions vary and were established on an individual basis to provide an equivalent benefit plan to the one previously offered by Shell Chemicals. There will be no additional members admitted to this plan with the exception of previous Shell employees who have been in continuous employment with Kraton Polymers since the date of their original transfer and who subsequently transfer to employment with Kraton Polymers in the United Kingdom. We also established a second (Stakeholder) defined contribution plan for United Kingdom employees who joined us since March 1, 2001. Employees are required to contribute a minimum of 4% of their base salary into the Plan, and we contribute a minimum of 5%. Our contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were $0.2 million, $0.2 million, and $0.3 million, respectively.

We have established a defined benefit plan in Japan designed to be equivalent to the plan previously provided by Shell Chemicals and covers substantially all Japan employees. Our contributions to the defined benefit plan for the years ended December 31, 2008, 2007 and 2006 were $0 million, $0.02 million, and $1.1 million, respectively. As of December 31, 2008 and 2007, amounts recognized in the statement of financial position as a component of long-term liabilities for the defined benefit plan were $1.3 million and $0.9 million, respectively.

(c) Postretirement Benefits Other Than Pensions. Health and welfare benefits are provided to benefit eligible employees in the United States who retire from Kraton and were employed by us prior to January 1, 2006. Retirees under the age of 65 are eligible for the same medical, dental, and vision plans as active employees, but with a cap that varies based on years of service and ranges from $7,000 to $10,000 per employee for premiums on an annual basis. Our subsidy schedule for medical plans is based on accredited service at retirement. Retirees are responsible for the full cost of premiums for postretirement dental and vision coverage. In general, the plans stipulate that health and welfare benefits are paid as covered expenses are incurred. We accrue the cost of these benefits during the period in which the employee renders the necessary service.

Employees who were retirement eligible as of February 28, 2001, have at their option the right to participate in either Shell Chemicals or Kraton postretirement health and welfare plans.

SFAS No. 158 requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. The 2008 measurement date of the plans’ assets and obligations was December 31, 2008. We are also required to recognize as a component of accumulated other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost as explained in Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions.

Based on the funded status of our postretirement benefit plan as of December 31, 2008, we reported an increase of approximately $2.0 million in accrued postretirement obligations.

It has been determined that the plan’s retiree prescription plan is actuarially equivalent for the Medicare Part D subsidy. The accumulated postretirement benefit obligation for the year ended December 31, 2008 decreased approximately $3.5 million due to the inclusion of the Medicare Part D subsidy.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial assumptions are as follows:

	December 31,
	2008	2007
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$13,341	$12,834
Service cost	332	357
Interest cost	871	776
Benefits paid	(772)	(671)
Actuarial gain (loss)	2,102	45
Plan amendments	264	—

Benefit obligation at end of period	$16,138	$13,341

Reconciliation of plan assets(1):
Employer contributions	$772	$671
Benefits paid	(772)	(671)

	$—	$—

(1)	As part of the Ripplewood Transaction, Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $6.5 million and $5.6 million as our estimate of the present value of this commitment as of December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
	(in thousands)
Development of net amount recognized:
Funded status	$(16,138)	$(13,341)
Unrecognized cost: Actuarial gain	—	—

Amount recognized in long-term liabilities	$(16,138)	$(13,341)

Net periodic plan costs consist of the following components:

	December 31,
	2008	2007	2006
	(in thousands)
Service cost	$332	$357	$379
Interest cost	871	776	644
Recognized net actuarial gain	—	—	—
Restructuring costs	264	—	1,949

Net plan costs	$1,467	$1,133	$2,972

	December 31,
	2008	2007
Weighted average assumptions used to determine benefit obligations
Measurement date	12/31/2008	12/31/2007
Discount rate	5.76%	6.49%
Rates of increase in salary compensation level	N/A	N/A

Weighted average assumptions used to net periodic benefit cost
Discount rate	6.49%	6.00%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2008	2007
Assumed health care cost trend rates
Health care cost trend rate assumed for next year	8.75%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

The discount rate for 2008 was based in part on the average Moody’s Aa Corporate Bond Yield and the average Citigroup Pension Liability Index, which were 5.54% and 5.87%, respectively. The Fidelity Investments bond modeler was used to compare the expected future cash outflows to the bonds included in the indices noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1%-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$59	$(54)
Effect on postretirement benefit obligation	780	(701)

The effect of adopting SFAS No. 158 on our consolidated balance sheet at December 31, 2006 was to increase (decrease) certain accounts, as it relates to pension and other postretirement benefits before income tax, as follows:

	December 31, 2006
	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(in millions)
Noncurrent deferred income tax assets	$5.3	$0.7	$6.0
Employee compensation and benefits	32.3	1.9	34.2
Accumulated other comprehensive income	$—	$(1.9)	$(1.9)

Amounts recognized in accumulated other comprehensive income before income tax, were as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Net actuarial loss	$28.8	$3.1
Prior service benefit	—	—

Total recognized in accumulated other comprehensive income	$28.8	$3.1

(d) Kraton Savings Plan. The Kraton Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. We amended and restated the Savings Plan in April 2002, to comply with changes in legislation in 2002, and subsequently submitted and received an IRS determination letter.

Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pretax and/or post-tax contributions. Contributions are subject to annual dollar limitations set forth in the Internal Revenue Code. During 2005 we made employer contributions of 0%, 3%, 5%, or 10% of a participant’s compensation, based upon the employee’s completed years of service. Effective January 1, 2006 we modified the Kraton Savings Plan to have three types of employer contributions. After completing one year of service, we will make a matching contribution of 50% of the first 6% contributed by the employee and after completing five years of service we will make a matching contribution of 100% of the first 6% contributed by the employee. For employees who have completed nine or more years of service and elected to remain a participant in the pension plan, we will make a transition contribution of 4% during 2006 and reduced to 2% in 2007. For employees who elected to lock in their Kraton pension benefits as of December 31, 2005, we will make an enhanced employer contribution of 3% for employees who have less than five years of service and a 4% contribution for employees who have five or more years of service. For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Overall, a participant may direct up to a maximum of 100% of eligible earnings to this Plan, but cannot exceed the IRS maximum limit of $40,000 for the combined total of employee and employer contributions. Our contributions to the plan for the year ended December 31, 2008, 2007 and 2006, were $2.2 million, $2.7 million and $3.5 million, respectively.

(e) Membership Units. We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units are subject to customary tag-along and drag-along rights, as well as a company call right in the event of termination of employment. In addition, pursuant to Messrs. Gregory and Fogarty employment agreements, on September 10, 2004, and June 15, 2005, TJ Chemical granted a notional restricted unit award with a fair value at the grant date of $875,000 and $300,000, to Messrs. Gregory and Fogarty, respectively. Each of these awards were scheduled to vest 20% on each of the first five anniversaries of their employment commencement dates, so long as Messrs. Gregory and Fogarty remain employed by us through the applicable vesting date. The actual membership units would not be distributed until the earlier of: (1) a change in control; or (2) the termination of either Messrs. Gregory and Fogarty’s employment. TJ Chemical granted two restricted membership unit awards having a fair value at the grant date of $200,000 and $100,000 each to David Bradley. The award for $200,000 will vest 20% on each of the first five anniversaries of his employment commencement date (March 8, 2004), so long as Mr. Bradley remains employed by us through the applicable vesting date. The award for $100,000 will vest 20% on each of the first five anniversaries, which will commence vesting, on February 1, 2006, so long as Mr. Bradley remains employed by us through the applicable vesting date. TJ Chemical granted a restricted membership unit award to Nicholas G. Dekker on October 6, 2006 having a fair value at the grant date of $150,000. This award was scheduled to vest 20% on each of the first five anniversaries of his employment as our Chief Financial Officer and Vice President (October 6, 2006), so long as Mr. Dekker remains employed by us through the applicable vesting date. The amount to Messrs. Gregory, Bradley, Fogarty and Dekker will be recognized in earnings over the vesting period on a straight-line basis.

Mr. Gregory retained 151,000 membership units, and was paid out at a price of $1.00 per unit for 149,000 units as part of his Separation Agreement. Mr. Dekker was paid out at a price of $1.00 per unit for his total units of $50,000. As of December 31, 2008, there were 1,886,000 membership units of Management LLC issued and outstanding.

(f) TJ Chemical Holdings LLC 2004 Option Plan. On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2008 and 2007 there were 22,101,118 and 14,670,000 options granted and outstanding, respectively. All options granted in fiscal 2008, fiscal 2007 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant. The Options generally vest in 20% annual increments from the date of grant. However, the Compensation Committee determined that a shorter vesting period was appropriate for grants made during the 2008 fiscal year and therefore Options granted in 2008 were set to vest in increments of 1/3 over 3 years. With respect to directors, previous to 2008 options were exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. In 2008, Options granted to directors were granted in increments of 1/3 over 3 years, except Chairman who has a one year vesting. The exercise price per membership unit shall equal the fair market value of a membership unit on the date of exercised. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.

The Compensation Committee of Kraton Polymers administers the Option Plan on behalf of TJ Chemical, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.

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

(g) Other Equity Awards. We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of December 31, 2008 and 2007, there were 900,000 and 1,931,250 profits units granted and not yet vested, respectively.

(h) Kraton Polymers LLC Executive Deferred Compensation Plan. On September 9, 2004, the Board of Directors adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 1,648,750 membership units for issuance pursuant to the Kraton Deferred Compensation Plan as of December 31, 2007, and 2,000,000 membership units for issuance pursuant to the Kraton Deferred Compensation Plan as of December 31, 2006.

(i) 2008 Incentive Compensation Plan. On February 5, 2008, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2008 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan ranged from $0 to $18.0 million, depending on the level of achievement against performance goals. As of December 31, 2008, we recorded a total liability for incentive compensation of approximately $17.6 million.

8. Commitments and Contingencies

(a) Lease Commitments

We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2008, are as follows: 2009—$7.4 million; 2010—$6.6 million; 2011—$4.7 million; 2012—$4.9 million; 2013—$2.9 million and thereafter—$16.5 million. We recorded $8.4 million, $8.5 million, and $7.3 million in rent expense for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2008, 2007 and 2006.

(c) Legal Proceedings

We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001.

9. Fair Value Measurements

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

From time to time, we enter into derivative financial instruments that are measured at fair value. See Note 15 for further discussion.

10. Significant Contracts

We are party to significant contracts with subsidiaries and affiliates of Shell Chemicals and LBI. These contracts are for: (1) leases of land and facilities at some of our foreign locations; (2) operating agreements where Shell Chemicals and LBI operate some of our foreign manufacturing facilities; (3) site services, utilities, material and facilities agreements at some of our foreign manufacturing facilities; (4) raw material supply agreements; and (5) transitional and interim service agreements.

(a) Leases with Shell Chemicals and LBI

Each of our manufacturing facilities located in Berre, France and Pernis, The Netherlands are located on property which is leased to us by Shell Chemicals or LBI affiliates under long-term arrangements. The land on which our manufacturing facility in Berre, France is located was leased to us by Shell Petrochimie Mediterranee (SPM) through April 1, 2008, at which time the site was sold to LBI, who now operates the site and with whom our tenancy now exists under a long-term lease due to expire in 2030. Our manufacturing facility in Pernis, The Netherlands is subleased to us by Shell Nederlands Chimie (SNC) and is located on a site shared with other occupants. SNC itself leases the property from the Rotterdam Harbor Authorities. The term of the sublease expires on June 30, 2024, with an option for us to renew for a further period until June 30, 2044. Our Wesseling, Germany manufacturing facility is located on an industrial site belonging to LBI. LBI owns the land and buildings at our Wesseling facility and leases same to us. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year prior written notice by either party.

Shell Chemicals leased space to us and provided services to us at their research and development sites in Louvain-la-Neuve, Belgium. We exited these sites in January 2007 and relocated our applicable research and development functions to our site in Amsterdam, The Netherlands. We lease from Shell Chemicals space in its Westhollow Technology Center in Houston, Texas. In 2008 we amended this lease with various termination dates effective September 2008, April 2009 and February 2011. In August 2008, we signed a new lease with Eastbourne Park Row, LP for a building that will house our Houston-based Research and Technology Service organization. The new facility will be occupied in the first-half of 2009.

These lease agreements, including the financial terms thereof, have all been negotiated at arm’s length.

(b) Operating Agreements

Shell Netherland Refinery operates our manufacturing facility located in Pernis, The Netherlands. This facility is situated on a major Shell petrochemical site at which other third party tenants also own manufacturing facilities. Shell charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on Shell (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreement, Shell employs and provides all staff, other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. The agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate the agreement (totally or partially) under various circumstances, including if the terminating party ceases its operations at the facility and provides 18 months prior written notice; or if any of the services, utilities, materials and facilities agreements have been terminated, and the terminating party provides notice as required by such agreement. LBI operates our manufacturing facility located in Berre, France. This facility is situated on a major LBI refinery and petrochemical site at which other third party tenants also own facilities and lease space. LBI charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LBI (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the applicable operating agreement, LBI employs and provides all staff, other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. The agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate the agreement (totally or partially) under various circumstances, including if the terminating party ceases its operations at the facility and provides 18 (eighteen) months prior written notice; or if any of the services, utilities, materials and facilities agreements have been terminated, and the terminating party provides notice as required by such agreement.

Pursuant to an agreement dated March 31, 2000, LBI operates and provides certain services, materials and utilities required to operate our manufacturing facility in Wesseling, Germany. We pay LBI a monthly fee, as well as costs incurred by LBI in providing the various services, even if the facility fails to produce any output (whether or not due to events within LBI’s control), and even if we reject some or all output. This agreement has an initial term of 40 years and will automatically renew, subject to 5 (five) years prior written notice of non-renewal. This agreement will terminate at any earlier date as of which the facility can no longer be operated in a safe and efficient manner.

These operating agreements, including the financial terms thereof, have all been negotiated at arm’s length.

(c) Site Services, Utilities, Materials and Facilities Agreements with Shell Nederland Refinery. Shell, through local operating affiliates, provides various site services, utilities, materials and facilities at the locations they operate and maintain for us in Pernis, The Netherlands; and Houston, Texas (Westhollow). Generally these services, utilities, materials and facilities are provided by Shell on either a long-term basis, short-term basis or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances. An analogous agreement is in place with LBI for the Berre, France manufacturing site.

All such site services, utilities, materials and facilities agreements, including the financial terms thereof, have all been negotiated at arm’s length.

(d) Raw Materials Agreements

Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, one or more LBI entities or affiliates, and other suppliers under long-term supply contracts with various expiration dates.

We believe our contractual arrangements with our suppliers of styrene, butadiene and isoprene provide an adequate supply of raw materials at competitive, market-based prices.

Shell Chemicals supplies minimum annual quantities of styrene and isoprene to our manufacturing facilities in Europe and supplies butadiene and isoprene to our facility in the U.S. at Belpre, Ohio. We currently source our butadiene requirements in Europe pursuant to contracts with certain LBI entities.

Under each of the agreements summarized below, reasonably unforeseen circumstances, including, without limitations, plant breakdowns, will excuse performance by either party. In addition, inability to acquire any supplies or components necessary for manufacturing the applicable raw material from ShellChemicals’ usual sources and on terms Shell Chemicals deems reasonable will excuse Shell Chemicals’ nonperformance. If performance is excused in the U.S., Shell Chemicals is not required to purchase the isoprene or butadiene, as the case may be, to satisfy its obligations to us in the U.S., and can apportion its available supply among all its customers and its own internal uses as it deems fair and reasonable. As is the case in the U.S., in Europe, if Shell Chemicals’ performance is excused, Shell Chemicals is not required to purchase the styrene or isoprene, as the case may be, to satisfy its obligations to us and can, during the affected period, reduce, on a pro rata basis, the quantities it supplies to us and other contractual customers.

Styrene. We have historically sourced all of our styrene requirements in the U.S. from Shell Chemicals pursuant to a contract that expired on June 30, 2006. We have fully satisfied our styrene requirements in the U.S. with new purchase contracts that meet our present needs at slightly improved conditions.

We historically sourced our styrene requirements in Europe from Shell Chemicals pursuant to a contract that expired on February 28, 2007, and from BASF pursuant to a contract that expired on July 31, 2007. We have fully satisfied our styrene requirements in Europe with new purchase contracts that meet our present needs.

For our agreements covering our manufacturing facility in the U.S., the price we pay for styrene varies with the published prices of styrene and/or the raw materials used to produce styrene. The price we pay for styrene under our agreements covering The Netherlands, France and Germany varies to reflect the published price for styrene, even though our purchase price is subject to certain minimums and maximums that vary with other factors.

Butadiene. We currently source butadiene in the U.S. pursuant to a contract with Shell Chemicals. Our U.S. butadiene supply contract provides that the price we pay for butadiene is scheduled and varies based on the published prices for butadiene on world markets. On April 24, 2008, we received a notice of termination from Shell Chemicals for our U.S. butadiene supply contract effective April 30, 2009. We are currently engaged in discussions with Shell Chemicals and other potential suppliers regarding butadiene supply for periods after April 30, 2009, and we expect to negotiate and enter into one or more replacement agreements with Shell Chemicals and/or other suppliers.

We currently source our butadiene in Europe pursuant to contracts with certain LBI entities. The contract covering Germany will expire on December 31, 2040, and will be renewed automatically at the conclusion of the current term unless terminated with prior written notice by either party. The contract covering France expired pursuant to its terms on December 31, 2007; provided, however, that on December 12, 2006, we were notified by LBI of its intention to allow the contract to automatically renew for one year, and to terminate effective December 31, 2008. We are presently acquiring butadiene from an LBI entity in France under a commercial term sheet, reflecting an agreement in principle that has been reached between the parties. The price we pay for butadiene under our arrangements or agreements covering France and Germany vary based upon the published price for butadiene, the amount of butadiene purchased during the preceding calendar year, and/or the cost of butadiene manufactured. In Brazil, butadiene is obtained from a local third-party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR Corporation (“JSR”), on a commercial supply basis.

Isoprene. We source the majority of our isoprene requirements in the U.S. and Europe pursuant to contracts with Shell Chemicals. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility will expire on December 31, 2009 and are renewed automatically unless prior written notice of termination is given. On December 13, 2007, we received Shell Chemicals’ termination notice for isoprene supply to Pernis, The Netherlands, effective December 31, 2009, and are in the process of reviewing the strategic and economic options for our Pernis assets. The agreement with Shell Chemicals in the U.S. was amended in December 2008 to provide that the agreement will renew automatically unless either party provides nine

(9) months prior written notice. We are engaged in discussions with Shell Chemicals regarding an isoprene supply contract for periods after December 31, 2009. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from a local third party supplier. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed.

We have operated under isoprene agreements with Shell Chemicals, which provide a market-based price component as well as a formula component for determining our net transaction price.

Under the foregoing arrangements, if we fail to purchase 95% of the agreed quantity of isoprene in either the U.S. or The Netherlands in a given year, unless excused because of reasonably unforeseen circumstances, including plant breakdowns, we must pay Shell Chemicals an idle capacity fee pursuant to formulas set forth in the contract.

(e) Infineum

We have entered into several commercial agreements with Infineum, a joint venture between Shell Chemicals and ExxonMobil, related to: (1) the sharing by Infineum of certain production capacity at our Belpre, Ohio manufacturing facility; and (2) our production of certain additives for Infineum at our Belpre, Ohio and our Berre, France manufacturing facilities. The Belpre, Ohio agreements have a 30-year term, and the Berre, France agreement has a term ending in December 2010.

11. Related Party Transactions

Related-party transactions between us and our 50% equity investment in a manufacturing joint venture at our Kashima site are as follows:

(a) Related-Party Amounts

The aggregate amounts of related-party transactions were as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Sales to related party	$626	$1,210	$1,117
Purchases from related party	$37,894	$39,741	$33,394

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

12. Member’s Equity

Our capitalization is governed by a Second Amended and Restated Limited Liability Company Agreement dated as of March 31, 2004, or the LLC Agreement. As of December 31, 2008, one (1) membership unit was issued and outstanding, with no stated value, and owned by Polymer Holdings LLC, the sole member of Kraton Polymers LLC.

13. Industry Segment and Foreign Operations

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

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, equipment, and are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Total Operating Revenues:
United States	$395,568	$366,048	$366,783
Germany	149,011	145,649	123,054
The Netherlands	80,980	49,334	55,013
Japan	70,169	53,479	58,631
Italy	48,328	51,569	56,938
Brazil	40,868	36,732	31,920
United Kingdom	40,401	38,364	39,823
France	39,757	30,358	26,094
China	31,421	33,956	32,821
Belgium	30,079	30,751	29,520
Poland	26,934	22,604	18,069
Canada	25,361	22,300	25,279
Thailand	22,877	14,916	15,192
Taiwan	18,527	20,196	14,661
Argentina	17,174	14,109	13,727
Turkey	15,979	14,432	13,607
Australia	15,939	8,856	10,135
Mexico	14,028	9,460	8,419
Austria	13,062	9,973	7,395
Sweden	13,002	12,418	9,860
Republic of Korea	11,013	8,877	5,905
Denmark	9,147	8,795	6,443
Hong Kong	7,430	8,369	8,609
All other countries	88,978	78,042	70,223

	$1,226,033	$1,089,587	$1,048,121

During the years ended December 31, 2008, 2007, and 2006, no single customer accounted for 10% or more of our total operating revenues.

	December 31,
	2008	2007	2006
	(in thousands)
Long-lived Assets:
United States	$303,278	$298,979	$283,171
Germany	39,361	40,406	32,506
Japan	6,699	3,743	3,225
France	108,665	111,441	100,476
The Netherlands	34,018	34,454	29,436
Brazil	48,237	56,721	48,485
China	2,317	2,119	54
All other countries	11,685	12,050	11,609

	$554,260	$559,913	$508,962

14. Supplemental Guarantor Information

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

KRATON POLYMERS LLC

CONSOLIDATING BALANCE SHEET

December 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$65,460	$35,936	$—	$101,396
Receivables, net of allowance	944	45,322	68,148	(18,971)	95,443
Inventories of products, net	—	145,654	187,396	(8,857)	324,193
Inventories of materials and supplies, net	—	6,816	4,239	—	11,055
Deferred income taxes	—	14,778	—	—	14,778
Other current assets	2,905	720	3,144	—	6,769

Total current assets	3,849	278,750	298,863	(27,828)	553,634

Property, plant and equipment, less accumulated depreciation	93,782	164,396	113,830	—	372,008
Identifiable intangible assets, less accumulated amortization	20,113	—	46,938	—	67,051
Investment in consolidated subsidiaries	898,565	—	—	(898,565)	—
Investment in unconsolidated joint venture	813	—	11,558	—	12,371
Deferred financing costs	8,184	—	—	—	8,184
Deferred income taxes	20,131	—	—	(20,131)	—
Other long-term assets	137,954	411,841	11,739	(542,908)	18,626

Total Assets	$1,183,391	$854,987	$482,928	$(1,489,432)	$1,031,874

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$3,343	$—	$—	$—	$3,343
Accounts payable-trade	2,700	36,806	35,671	—	75,177
Other payables and accruals	15,815	26,184	27,350	—	69,349
Due to related party	—	9,546	35,010	(18,971)	25,585

Total current liabilities	21,858	72,536	98,031	(18,971)	173,454

Long-term debt, net of current portion	571,728	—	—	—	571,728
Deferred income taxes	—	53,435	1,681	(20,131)	34,985
Long-term liabilities	408,416	53,626	143,983	(542,908)	63,117

Total liabilities	1,002,002	179,597	243,695	(582,010)	843,284

Commitments and contingencies (note 8)
Member’s equity
Common equity	182,767	694,170	213,252	(907,422)	182,767
Accumulated other comprehensive income	(1,378)	(18,780)	25,981	—	5,823

Total member’s equity	181,389	675,390	239,233	(907,422)	188,590

Total Liabilities and Member’s Equity.	$1,183,391	$854,987	$482,928	$(1,489,432)	$1,031,874

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING BALANCE SHEET

December 31, 2007

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	11,152	$37,125	—	$48,277
Receivables, net of allowance	1,873	69,990	96,478	(28,020)	140,321
Inventories of products, net	—	124,052	138,772	(6,501)	256,323
Inventories of materials and supplies, net	—	6,817	5,353	—	12,170
Other current assets	2,172	1,671	8,561	—	12,404

Total current assets	4,045	213,682	286,289	(34,521)	469,495

Property, plant and equipment, less accumulated depreciation	104,945	166,948	130,377	—	402,270
Identifiable intangible assets, less accumulated amortization	29,418	—	46,938	—	76,356
Investment in consolidated subsidiaries	807,543	—	—	(807,543)	—
Investment in unconsolidated joint venture	813	—	9,513	—	10,326
Deferred financing costs	10,323	—	—	—	10,323
Deferred income taxes	52,048	—	—	(52,048)	—
Other long-term assets	97,301	400,861	16,997	(499,035)	16,124

Total Assets	$1,106,436	$781,491	$490,114	$(1,393,147)	$984,894

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$3,445	—	—	—	$3,445
Accounts payable-trade	2,700	48,030	52,222	—	102,952
Other payables and accruals	13,503	17,988	24,325	—	55,816
Due to related party	—	6,291	46,234	(28,020)	24,505
Deferred income taxes	—	—	9,827	—	9,827
Insurance note payable	494	—	—	—	494

Total current liabilities	20,142	72,309	132,608	(28,020)	197,039

Long-term debt, net of current portion	535,020	—	—	—	535,020
Deferred income taxes	—	84,417	7,074	(52,048)	39,443
Long-term liabilities	405,552	22,980	101,185	(499,035)	30,682

Total liabilities	960,714	179,706	240,867	(579,103)	802,184

Commitments and contingencies (note 8)
Member’s equity
Common equity	145,722	621,110	190,361	(814,044)	143,149
Accumulated other comprehensive income	—	(19,325)	58,886	—	39,561

Total member’s equity	145,722	601,785	249,247	(814,044)	182,710

Total Liabilities and Member’s Equity.	$1,106,436	$781,491	$490,114	$(1,393,147)	$984,894

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$607,428	$750,165	$(186,340)	$1,171,253
Other	—	—	54,780	—	54,780

Total operating revenues	—	607,428	804,945	(186,340)	1,226,033
Cost of Goods Sold	2,356	467,079	688,188	(186,340)	971,283

Gross Profit	(2,356)	140,349	116,757	—	254,750

Operating Expenses
Research and development expenses	—	15,829	11,220	—	27,049
Selling, general and administrative expenses	902	52,729	47,800	—	101,431
Depreciation	18,127	21,676	13,359	—	53,162

Total operating expenses	19,029	90,234	72,379	—	181,642

Earnings in consolidated subsidiaries	(85,848)	—	—	85,848	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	437	—	437
Interest Expense (Income), net	39,394	(10,576)	7,853	—	36,671

Income (Loss) Before Income Taxes	25,069	60,691	36,962	(85,848)	36,874
Income Tax Expense (Benefit)	(3,365)	220	11,585	—	8,440

Net Income (Loss)	$28,434	$60,471	$25,377	$(85,848)	$28,434

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2007

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$545,203	$669,809	$(148,968)	$1,066,044
Other	—	—	23,543	—	23,543

Total operating revenues	—	545,203	693,352	(148,968)	1,089,587
Cost of Goods Sold	2,728	458,148	626,648	(148,968)	938,556

Gross Profit	(2,728)	87,055	66,704	—	151,031

Operating Expenses
Research and development expenses	—	7,851	17,014	—	24,865
Selling, general and administrative expenses	(193)	39,612	29,601	—	69,020
Depreciation	19,687	20,299	11,931	—	51,917

Total operating expenses	19,494	67,762	58,546	—	145,802

Earnings in consolidated subsidiaries	(22,273)	—	—	22,273	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	626	—	626
Interest Expense (Income), net	45,954	(9,480)	6,986	—	43,460

Income (Loss) Before Income Taxes	(45,903)	28,773	1,798	(22,273)	(37,605)
Income Tax Expense (Benefit)	(2,160)	4,681	3,617	—	6,138

Net Income (Loss)	$(43,743)	$24,092	$(1,819)	$(22,273)	$(43,743)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2006

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$514,994	$654,155	$(153,383)	$1,015,766
Other	—	216	32,139	—	32,355

Total operating revenues	—	515,210	686,294	(153,383)	1,048,121

Gross Profit	(1,900)	415,837	583,172	(153,383)	843,726

Operating Expenses	1,900	99,373	103,122	—	204,395
Research and development expenses	—	14,153	10,445	—	24,598
Selling, general and administrative expenses	—	42,840	30,936	—	73,776
Depreciation	16,199	19,202	8,173	—	43,574

Total operating expenses	16,199	76,195	49,554	—	141,948

Earnings in consolidated subsidiaries	(30,612)	—	—	30,612	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	168	—	168
Interest Expense (Income), net	41,643	(9,063)	7,967	—	40,547

Income (Loss) Before Income Taxes	(25,330)	32,241	45,769	(30,612)	22,068
Income Tax Expense (Benefit)	(21,772)	27,471	19,927	—	25,626

Net Income (Loss)	$(3,558)	$4,770	$25,842	$(30,612)	$(3,558)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(7,968)	$83,530	$(35,335)	$—	$40,227
Cash flows used in investing activities
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(19,123)	(4,944)	—	(24,067)

Net cash used in investing activities	—	(19,123)	(4,944)	—	(24,067)

Cash flows provided by (used in) financing activities
Proceeds from debt	316,250	—	—	—	316,250
Repayment of debt	(279,644)	—	—	—	(279,644)
Cash contribution from member	10,000	—	—	—	10,000
Proceeds from insurance note payable	(494)	—	—	—	(494)
Proceeds from (payments on) intercompany loans	(38,144)	(10,099)	48,243	—	—

Net cash provided by (used in) financing activities	7,968	(10,099)	48,243	—	46,112

Effect of exchange rate difference on cash	—	—	(9,153)	—	(9,153)

Net increase (decrease) in cash and cash equivalents	—	54,308	(1,189)	—	53,119
Cash and cash equivalents at beginning of period	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	$—	$65,460	$35,936	$—	$101,396

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(25,177)	$84,956	$21,958	$—	$81,737
Cash flows used in investing activities
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(18,584)	(10,086)	—	(28,670)

Net cash used in investing activities	—	(18,584)	(10,086)	—	(28,670)

Cash flows provided by (used in) financing activities
Proceeds from debt	48,500	—	—	—	48,500
Repayment of debt	(92,148)	—	—	—	(92,148)
Proceeds from insurance note payable	(245)	—	—	—	(245)
Proceeds from (payments on) intercompany loans	69,070	(69,070)	—	—	—

Net cash provided by (used in) financing activities	25,177	(69,070)	—	—	(43,893)

Effect of exchange rate difference on cash	—	—	(4,498)	—	(4,498)

Net increase (decrease) in cash and cash equivalents	—	(2,698)	7,374	—	4,676
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$11,152	$37,125	$—	$48,277

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(44,782)	$22,183	$21,322	$—	$(1,277)
Cash flows used in investing activities
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(15,325)	(22,556)	—	(37,881)

Net cash used in investing activities	—	(15,325)	(22,556)	—	(37,881)

Cash flows provided by (used in) financing activities
Proceeds from debt	123,008	—	—	—	123,008
Repayment of debt	(3,558)	—	—	—	(3,558)
Proceeds from insurance note payable	739	—	—	—	739
Cash dividend to parent	(129,533)	—	—	—	(129,533)
Deferred financing costs	(2,678)	—	—	—	(2,678)
Proceeds from (payments on) intercompany loans	56,804	(47,949)	(8,855)	—	—

Net cash provided by (used in) financing activities	44,782	(47,949)	(8,855)	—	(12,022)

Effect of exchange rate difference on cash	—	—	(6,153)	—	(6,153)

Net decrease in cash and cash equivalents	—	(41,091)	(16,242)	—	(57,333)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$13,850	$29,751	$—	$43,601

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

15. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income at December 31, 2008 and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense.

In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320 million of the term loan portion of the Term Facility.

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

The financial assets and liabilities measured at fair value on a recurring basis are included below:

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities	$5,483	$—	$5,483	$—

As of December 31, 2008, the fair market value of the interest rate swap agreement in effect was a liability of approximately $5.5 million.

(b) Fair Value of Financial Instruments.

The following table presents the carrying values and approximate fair values of our long-term debt at December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Revolving loans	$50,000	$50,000	$—	$—
Term loans	325,071	325,071	338,465	338,465
8.125% Notes	200,000	79,250	200,000	187,250

The Term Loans and Revolving Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

Foreign Currency Hedge. On April 3, and July 1, 2008 we entered into two foreign currency option contracts to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for notional amounts of €10 million and €20 million with expiration dates of June 26, and December 29, 2008, respectively. The option contracts do not qualify for hedge accounting. The April, 2008 option contract expired on June 26, 2008 and the July, 2008 option contract expired on December 29, 2008. The impact on our consolidated results of operations, financial position and cash flows was immaterial.

Credit Risk. Kraton’s customers are diversified by industry and geography with approximately 700 customers in approximately 60 countries worldwide. We do not have concentrations of receivables from these industry sectors throughout these countries. The recent global economic downturn may affect our overall credit risk. Where exposed to credit risk, Kraton analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

16. Restructuring and restructuring-related costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

In 2008, we restructured our research and technical service organizations to better align our research and product development capabilities with our customers’ needs and market requirements and to focus on our core capabilities, and incurred $2.2 million of severance and other staffing-related costs which were recorded in research and development expenses in the consolidated statements of operations. Substantially all of the cash expenditures related to these restructurings were paid as of December 31, 2008.

On September 20, 2007, we decided to exit the SIS plant at our Pernis facility, which we completed in the second quarter of 2008. SIS production formerly conducted at the Pernis location is now performed at our other production facilities. In September 2007, we recorded a liability associated with the exit plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reductions and $0.3 million in other associated costs. These exit costs were recorded in cost of goods sold in the consolidated statements of operations. Substantially all of the cash expenditures were paid as of December 31, 2008.

Restructuring projects implemented during the year ended December 31, 2006 resulted in charges totaling $9.7 million, of which $6.7 million was recorded to cost of goods sold, $1.3 million was recorded to research and development expense, and $1.7 million was recorded to selling, general and administrative expense. Of these costs, $5.0 million was related to employee severance costs, $3.5 million was related to the voluntary separation program at our Belpre, Ohio facility, and $1.2 million related to other costs. Substantially all of the cash expenditures were paid as of December 31, 2008.

17. Subsequent Event

On March 16, 2009, we purchased and retired $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We expect to record a gain of approximately $19.5 million in the quarter ending March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Kraton Polymers LLC:

Under date of March 26, 2009, we reported on the consolidated balance sheets of Kraton Polymers LLC as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in Kraton Polymers LLC’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in Kraton’s’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of Kraton Polymers LLC’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 2, 6, and 7 to the consolidated financial statements, Kraton changed its method of accounting for share-based compensation plans as of January 1, 2006, its method of accounting for uncertain tax positions as of January 1, 2007 and its method of accounting for defined benefit and other postretirement plans as of December 31, 2006.

/s/ KPMG LLP

Houston, Texas

March 26, 2009

KRATON POLYMERS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2008	$1,542	$2,075	$(1,105)	$2,512
Year ended December 31, 2007	2,157	81	(696)	1,542
Year ended December 31, 2006	1,013	1,382	(238)	2,157

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Inventory Reserves
Year ended December 31, 2008	$4,755	$768	$(460)	$5,063
Year ended December 31, 2007	4,215	2,994	(2,454)	4,755
Year ended December 31, 2006	5,026	9,250	(10,061)	4,215

EXHIBIT INDEX

Item 15. Exhibits

The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated in this registration statement by reference.

Exhibit No	Description of Exhibits
2.1	Amended and Restated Agreement and Plan of Merger dated November 5, 2003, among Ripplewood Chemical Holding LLC, Kraton Polymers LLC, Polymer Holdings LLC and Polymer Acquisition LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 2.1 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

3.1	Certificate of Formation of Ripplewood Chemical Acquisition LLC dated August 24, 2000 (incorporated by reference from Exhibit 3.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.2	Certificate of Amendment to the Certificate of Formation of Ripplewood Chemical Acquisition LLC dated December 11, 2000, changing the name to RK Polymers LLC (incorporated by reference from Exhibit 3.2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.3	Certificate of Amendment to the Certificate of Formation of RK Polymers LLC dated February 28, 2001, changing the name to Kraton Polymers LLC (incorporated by reference from Exhibit 3.3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.4	Second Amended and Restated Limited Liability Company Agreement of Kraton Polymers LLC dated March 31, 2004 (incorporated by reference from Exhibit 3.4 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.5	Certificate of Formation of TPG Polymer Holdings, LLC dated October 28, 2003 (incorporated by reference from Exhibit 3.1 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.6	Amended and Restated Certificate of Formation of TPG Polymer Holdings, LLC dated November 24, 2003, changing name to Polymer Holdings LLC (incorporated by reference from Exhibit 3.2 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.7	Amended and Restated Limited Liability Company Agreement of Polymer Holdings LLC, dated December 23, 2003 (incorporated by reference from Exhibit 3.3 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.1	Indenture dated as of December 23, 2003, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as trustee, relating to the 8.125% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.2	Form of 8.125% Senior Subordinated Notes due 2014 of Kraton Polymers LLC and Kraton Polymers Capital Corporation (included as Exhibit A1 to the Indenture filed as Exhibit 4.1)

4.3	Exchange and Registration Rights Agreement dated December 23, 2003, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein, Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference from Exhibit 4.3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005) (incorporated by reference from Exhibit 4.1 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

Exhibit No	Description of Exhibits
4.4	Pledge and Security Agreement dated December 23, 2003, among Kraton Polymers LLC, Polymer Holdings LLC, Kraton Polymers Capital Corporation, Elastomers Holdings LLC, Kraton Polymers U.S. LLC, as Grantors and UBS AG, Stanford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.4 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.5	Credit and Guaranty Agreement dated December 23, 2003, among Kraton Polymers LLC, as Borrower, Polymer Holdings LLC, certain subsidiaries of Kraton Polymers LLC, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent, UBS AG, Stanford Branch, as Administrative Agent and Collateral Agent and Morgan Stanley Senior Funding Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch and General Electric Capital Corporation, as Documentation Agents (incorporated by reference from Exhibit 4.5(a) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.6	Amendment No. 1 to the Credit and Guaranty Agreement dated as of March 4, 2004 (incorporated by reference from Exhibit 4.5(b) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.7	Amendment No. 2 to the Credit and Guaranty Agreement dated as of October 21, 2004 (incorporated by reference from Exhibit 4.5(c) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.8	Amendment No. 3 to the Credit and Guaranty Agreement dated as of February 16, 2006, among Kraton, each of the Guarantors listed on the signature pages attached thereto, the Lenders, and UBS AG, Stamford Branch (incorporated by reference from Exhibit 10.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

4.9	Amendment No. 4 to the Credit and Guaranty Agreement dated as of May 12, 2006, by and among Kraton; Polymer Holdings and certain subsidiary companies; Goldman Sachs Credit Partners L.P.; UBS AG, Stamford Branch; Morgan Stanley Senior Funding Inc.; Credit Suisse, Cayman Island Branch; and General Electric Capital Corporation (incorporated by reference from Exhibit 10.3 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

4.10	Amendment No. 5 to the Credit and Guaranty Agreement dated December 15, 2006, between the Company, the Guarantors, the Administrative Agent and the Lenders (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 21, 2006)

4.11	Joinder Agreement dated June 7, 2006, between the Lender, the Company, the Guarantors and the Administrative Agent (incorporated by reference from Exhibit 10.3 to Kraton’s Current Report on Form 8-K filed with the Commission on June 7, 2006)

+10.1	Employment Agreement dated November 1, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.5 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.1(a)	Amendment No. 2 to the Employment Agreement dated April 9, 2007, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.1(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

+10.2	Notional Unit Award Grant Agreement dated September 10, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.6 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

Exhibit No	Description of Exhibits
+10.3	Profits Unit Award Agreement dated September 10, 2004, between George Gregory and Kraton Polymers LLC (incorporated by reference from Exhibit 10.7 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.4	Letter Agreement dated March 17, 2005, between Kraton Management LLC and George Gregory (incorporated by reference from Exhibit 10.08(b) to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

+10.5	Employment Agreement dated April 12, 2004, between Richard A. Ott and Kraton Polymers LLC (incorporated by reference from Exhibit 10.20 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.5(a)	Amendment No. 2 to the Employment Agreement dated April 9, 2007, between Richard A. Ott and Kraton Polymers LLC (incorporated by reference from Exhibit 10.5(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

+10.6	Profits Unit Award Agreement dated September 10, 2004, between Richard Ott and Kraton Polymers LLC (incorporated by reference from Exhibit 10.22 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.7	Employment Agreement dated April 12, 2004, between Joseph J. Waiter, and Kraton Polymers LLC (incorporated by reference from Exhibit 10.23 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.8	Profits Unit Award Agreement dated September 10, 2004, between Joseph Waiter and Kraton Polymers LLC (incorporated by reference from Exhibit 10.25 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.9	Employment Agreement dated March 8, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.26 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.9(a)	Amendment No. 3 to the Employment Agreement dated April 9, 2007, between David Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.9(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

+10.10	Profits Unit Award Agreement dated September 10, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.28 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.11	Restricted Unit Award Grant Agreement dated September 10, 2004, between Dave Bradley and Kraton Polymers LLC (incorporated by reference from Exhibit 10.29 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.12	Restricted Unit Award Grant Agreement dated as of March 17, 2005, between Kraton Polymers LLC and David Bradley (incorporated by reference from Exhibit 10.29(a) to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

+10.13	Employment Agreement dated as of March 2, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.52 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

+10.14	Notional Unit Award Grant Agreement dated as of March 17, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.53 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

+10.15	Profits Unit Award Agreement dated as of March 17, 2005, between Kraton Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.55 to Amendment No. 1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

Exhibit No	Description of Exhibits
+10.16	Employment Agreement dated November 9, 2005, between Kraton and Kevin M. Fogarty (incorporated by reference from Exhibit 10.3 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

+10.16(a)	Amendment No. 2 to the Employment Agreement dated April 9, 2007, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference from Exhibit 10.16(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

+10.17	Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin Fogarty and Kraton Polymers LLC (incorporated by reference from Exhibit 10.56 to Amendment No. 3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on August 29, 2005)

+10.18	Profits Unit Award Agreement dated July 15, 2005, between Kevin Fogarty and Kraton Management LLC (incorporated by reference from Exhibit 10.58 to Amendment No. 3 to Kraton’s Registration Statement on Form S-4 filed with the Commission on August 29, 2005)

+10.19	Employment Agreement dated as of December 15, 2005, between Kraton Polymers LLC and Raymond Guba (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 16, 2005)

+10.20	Profit Unit Award Agreement Dated October 24, 2005, between Kraton Management LLC and Raymond K. Guba (incorporated by reference from Exhibit 10.5 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

+10.21	Notional Unit Award Grant Agreement dated October 24, 2005, between Kraton Polymers LLC and Raymond K. Guba (incorporated by reference from Exhibit 10.6 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

+10.21(a)	Separation Agreement and General Release and Waiver dated October 26, 2006, between the Company and Raymond K. Guba (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

+10.22	Kraton Polymers LLC Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.30 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

+10.23	TJ Chemical Holdings LLC 2004 Option Plan and Form of Option Grant Agreement (incorporated by reference from Exhibit 10.31 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.24	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Raffinaderij B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.32 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.25	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.33 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.26	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Shell Chimie S.A. and Kraton Polymers France S.A.S. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.34 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

Exhibit No	Description of Exhibits
10.27	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.35 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.28	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers France S.A.S. and Shell Chimie S.A. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.36 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.29	Production Agreement dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.37 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.30	Amended and Restated Belpre Facility Sharing and Operating Agreement dated July 1, 1999, among Infineum USA LP, Shell Oil Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.38 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.31	Styrene Sales Contract dated August 30, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.39 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.32	Agreement dated January 31, 2000, between Shell Hydrocarbures et Derives S.A.S. and Kraton Polymers France S.A.S. for common reception and storage of Styrene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.40 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.33	Multi-Site Agreement for the supply of Styrene Monomer dated February 28, 2001, among Shell Nederland Chemie B.V., Shell Chimie S.A. and Kraton Polymers Nederland BV (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.41 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.34	Butadiene Sales Contract dated September 11, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.42 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.35	1,3-Butadiene Agreement dated October 1, 1999, between Shell Chimie S.A. and Kraton Polymers France S.A.S. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.43 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.36	Deed of Novation dated December 20, 2005, between Shell Chemical Europe B.V., Shell Pétrochimie Méditerranée S.A.S., Basell Polyoléfines France S.A.S. and Kraton Polymers France S.A.S (incorporated by reference from Exhibit 10.36 to Kraton’s Annual Report on Form 10-K filed with the Commission on March 30, 2006)

Exhibit No	Description of Exhibits
10.37	1,3-Butadiene Agreement dated December 1, 1999, between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.44 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.38	Sales Contract dated September 11, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.45 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.39	Agreement dated February 28, 2001, between Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. for the supply of Isoprene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.46 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.39(a)	Letter Amendment No. 2 (and by reference Amendment No. 1) to the Agreement dated February 28, 2001, between Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. for the supply of Isoprene Monomer, dated December 10, 2007, between Shell Chemicals Europe B.V. and Kraton Polymers Nederland P.V. (incorporated by reference from Exhibit 10.39(a) to Kraton’s Annual Report on Form 10-K filed with the Commission on March 31, 2008)

10.40	Manufacturing Facility Lease dated August 24, 2000, between Shell Chemie and Kravis (Berre-Kraton D) (incorporated by reference from Exhibit 10.47 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.41	Manufacturing Facility Lease dated August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference from Exhibit 10.48 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.42	Business Lease dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.49 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.43	Amendment to the Business Lease dated March 31, 2000, between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (incorporated by reference from Exhibit 10.49(a) to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.44	Contribution Agreement dated February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.50 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.45	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappil B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.51 to Amendment No. 2 to Kraton’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.46	Sales Contract dated April 25, 2006, between Kraton Polymers U.S. LLC and Shell Chemical LP. (incorporated by reference from Exhibit 10.2 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2006)

Exhibit No	Description of Exhibits
+10.47	Employment Agreement dated April 9, 2007, between Kraton Polymers LLC and Nicholas G. Dekker (incorporated by reference from Exhibit 10.47 to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

+10.47(a)	Amendment No. 1 to the Employment Agreement dated as of December 19, 2007, between Kraton Polymers LLC and Nicholas G. Dekker (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

+10.48	Tripartite Agreement dated April 9, 2007, among Kraton Polymers LLC, Nicholas G. Dekker and Kraton Polymers France SAS (incorporated by reference from Exhibit 10.48 to Kraton’s Annual Report on Form 10-K filed with the Commission on April 12, 2007)

+10.48(a)	Amendment No. 1 to the Tripartite Agreement dated as of December 19, 2007, between Kraton Polymers LLC, Nicholas G. Dekker and Kraton Polymers France SAS (incorporated by reference from Exhibit 99.2 to Kraton’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

+10.49	Notional Unit Award Grant Agreement dated November 30, 2005, between the Company and Nicholas G. Dekker (incorporated by reference from Exhibit 10.1 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

+10.50	Profit Unit Award Agreement dated October 6, 2006, between Management LLC and Nicholas G. Dekker (incorporated by reference from Exhibit 10.2 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

+10.51	Form of Amendment No. 1 to the Employment Agreement of Executive Officers (incorporated by reference from Exhibit 10.3 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

+10.52	Form of Amendment No. 2 to the Employment Agreement of Executive Officers (incorporated by reference from Exhibit 10.4 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

+10.53	Form of Amendment No. 1 to the Profits Unit Award Agreement (incorporated by reference from Exhibit 10.5 to Kraton’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.54	Agreement for Adjustment and Termination of Services under Kraton/SNC SUMFs and OMS Agreements at Pernis dated as of June 28, 2007 by and among Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. (incorporated by reference from Exhibit 10.1 to Kraton’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2007)

10.55	Termination of a Material Definitive Agreement (incorporated by reference from Item 1.02 to Kraton’s Current Report on Form 8-K filed with the Commission on April 29, 2008)

10.56	Entry into a Material Definitive Agreement (incorporated by reference from Item 1.02 to Kraton’s Current Report on Form 8-K filed with the Commission on December 29, 2008)

10.57	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference from Item 5.02 to Kraton’s Current Report on Form 8-K filed with the Commission on February 13, 2009)

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	List of Significant Subsidiaries (incorporated by reference from Exhibit 21.1 to Kraton’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

*31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No	Description of Exhibits
*31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.