Form 10-Q
period 2009-03-31
Kraton Polymers LLC
filed 2009-05-13
CIK 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

KRATON POLYMERS LLC

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, and current reports on Form 8-K, in press releases and other written materials, and in oral statements made by our officers, directors or employees to third parties. All statements, other than statements of historical fact, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

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

You should carefully consider the “Risk Factors” described in our most recent Annual Report on Form 10-K and subsequent public statements, or reports filed with or furnished to the Securities and Exchange Commission, before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$12,845	$101,396
Receivables, net of allowances of $2,412 and $2,512	93,050	95,443
Inventories of products, net	267,259	324,193
Inventories of materials and supplies, net	10,970	11,055
Deferred income taxes	14,778	14,778
Other current assets	14,149	6,769

Total current assets	413,051	553,634
Property, plant and equipment, less accumulated depreciation of $184,220 and $182,252	362,414	372,008
Identifiable intangible assets, less accumulated amortization of $37,910 and $36,169	65,310	67,051
Investment in unconsolidated joint venture	11,148	12,371
Deferred financing costs	7,179	8,184
Other long-term assets	19,090	18,626

Total Assets	$878,192	$1,031,874

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$3,343	$3,343
Accounts payable-trade	58,360	75,177
Other payables and accruals	51,833	69,349
Due to related party	13,487	25,585
Insurance note payable	3,915	—

Total current liabilities	130,938	173,454
Long-term debt, net of current portion	493,893	571,728
Deferred income taxes	35,294	34,985
Long-term liabilities	62,945	63,117

Total Liabilities	723,070	843,284

Commitments and contingencies (note 11)
Member’s equity
Common equity	166,933	182,767
Accumulated other comprehensive income (loss)	(11,811)	5,823

Total member’s equity	155,122	188,590

Total Liabilities and Member’s Equity	$878,192	$1,031,874

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Sales	$177,866	$256,288
Other	7,092	10,573

Total operating revenues	184,958	266,861
Cost of Goods Sold	176,025	218,076

Gross Profit	8,933	48,785

Operating Expenses
Research and development	4,969	7,918
Selling, general and administrative	18,251	25,455
Depreciation and amortization of identifiable intangibles	12,564	14,652

Total operating expenses	35,784	48,025

Gain on Extinguishment of Debt	19,491	—
Equity in Earnings of Unconsolidated Joint Venture	74	61
Interest Expense, net	8,908	10,385

Loss Before Income Taxes	(16,194)	(9,564)
Income Tax Expense (Benefit)	272	(154)

Net Loss	$(16,466)	$(9,410)

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,466)	$(9,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of identifiable intangibles	12,564	14,652
Lower-of-cost-or-market inventory adjustment	2,061	—
Gain on extinguishment of debt	(19,491)	—
Amortization of deferred financing costs	1,005	501
Loss on disposal of fixed assets	389	—
Change in fair value of interest rate swaps	(421)	—
Distributed earnings in unconsolidated joint venture	359	980
Deferred income tax expense	66	155
Non-cash compensation related to equity awards	632	770
Decrease (increase) in
Accounts receivable	(508)	(22,505)
Inventories of products, materials and supplies	41,238	(23,775)
Other assets	(368)	(4,141)
Increase (decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(45,530)	(4,223)
Due to related party	(10,751)	(3,305)

Net cash used in operating activities	(35,221)	(50,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,279)	(3,173)
Proceeds from sale of property, plant and equipment	3,833	—

Net cash used in investing activities	(6,446)	(3,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	3,000	55,000
Repayment of debt	(61,345)	(55,861)
Cash contribution from member	—	10,000
Proceeds from insurance note payable	3,915	3,807

Net cash provided by (used in) financing activities	(54,430)	12,946

Effect of exchange rate differences on cash and cash equivalents	7,546	(216)

Net decrease in cash and cash equivalents	(88,551)	(40,744)
Cash and cash equivalents, beginning of period	101,396	48,277

Cash and cash equivalents, end of period	$12,845	$7,533

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$6,382	$3,070
Cash paid during the period for interest	$11,545	$14,910

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

Organization and Description of Business. Kraton Polymers LLC, together with its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us” or “Kraton.” Kraton Polymers LLC is the parent of Elastomers Holdings LLC (holding company of Kraton’s United States (U.S.) operations), K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or “Polymer Holdings,” owns 100% of the equity interests of Kraton, either directly or indirectly. TJ Chemical Holdings LLC, or “TJ Chemical,” owns 100% of the equity interests of Polymers Holdings. TJ Chemical is owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain entities affiliated with said parties, entities affiliated with or managed by J.P. Morgan Partners, LLC, and affiliates, and Kraton Management LLC.

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

We operate six plants globally, including our flagship Belpre, Ohio plant in the United States, the largest SBC plant in the world, as well as plants in Germany, France, The Netherlands, Brazil and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture.

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

These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Kraton’s results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effect of seasonal changes and weather conditions which typically affect our polymer product sales into our Paving and Roofing end-use market.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the U.S., management makes estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

2. New Accounting Pronouncements.

The following new accounting pronouncements were adopted during the three months ended March 31, 2009:

SFAS No. 141R, “Business Combinations.” In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and cannot be early adopted. Currently this statement has had no impact to our financial position, results of operations or cash flows. A significant impact may, however be realized on any future acquisitions by us. The amount of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition, if any.

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

FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. For Kraton, FSP No. FAS 142-3 is effective as of January 1, 2009. The adoption of FSP No. FAS 142-3 did not materially affect Kraton’s consolidated results of operations, financial position or cash flows.

The following new accounting pronouncements have been issued, but have not yet been adopted as of March 31, 2009:

FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” In December 2008, the FASB issued FSP No. FAS 132(R)-1 which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by the retirement plan and the concentrations of risk in those plans. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. For Kraton, FSP No. FAS 132(R)-1 is effective as of January 1, 2010. Kraton is currently evaluating the effect of adopting FSP No. FAS 132(R)-1.

3. Share-Based Compensation

We account for share-based awards under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. See Note 12(a), (b), (c) and (d) for further discussion.

Information pertaining to option activity for the three months ended March 31, 2009 is as follows:

	Options	Weighted - Average Exercise Price
	(in thousands)
Outstanding at December 31, 2008	22,101	$1.00
Granted	—	—
Exercised	—	—
Forfeited	(327)	1.00

Outstanding at March 31, 2009	21,774	$1.00

4. Restructuring and Restructuring-Related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

We restructured our research and technical service organizations to better align our research and product development capabilities with our customers’ needs and market requirements and to focus on our core capabilities and incurred $1.7 million of severance and other staffing-related costs which were recorded in research and development expenses in the condensed consolidated statements of operations as of March 31, 2008. Substantially all of the cash expenditures related to these restructurings were paid as of the end of the first quarter of 2009

As of March 31, 2009, there was a total liability for restructuring costs of approximately $1.5 million, of which $1.3 million is related to severance costs to be paid by the end of the second quarter of 2009. The exit activity cost of approximately $0.2 million is associated with the closure of our office in London, United Kingdom and is expected to be paid over the next several years ending in the second quarter of 2011.

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Inventories of products, net:
Finished products	$230,837	$271,449
Work in progress	2,047	1,781
Raw materials	34,375	50,963

	$267,259	$324,193

Other payables and accruals:
Employee related	$15,732	$25,418
Interest	10,558	10,316
Property and other taxes	1,289	—
Customer rebates	2,980	4,402
Income taxes payable	2,366	8,538
Derivative liabilities	5,711	5,483
Other	13,197	15,192

	$51,833	$69,349

In March 2009 we recorded a $2.1 million lower-of-cost-or-market inventory adjustment in cost of goods sold in the Condensed Consolidated Statements of Operations.

6. Comprehensive Income

Comprehensive income includes net income (loss) and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Loss	$(16,466)	$(9,410)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(17,066)	18,913
Reclassification of interest rate swaps into earnings, net of tax	(421)	—
Net unrealized loss on interest rate swaps, net of tax	(147)	(1,410)

Total Comprehensive Income (Loss)	$(34,100)	$8,093

Accumulated other comprehensive income (loss) consists of the following:
	March 31, 2009	December 31, 2008
	(in thousands)
Foreign currency translation adjustments	$24,676	$41,742
Net unrealized loss on interest rate swaps, net of tax	(2,679)	(2,111)
Pension adjustment, net of tax	(33,808)	(33,808)

Total Accumulated Other Comprehensive Income (Loss)	$(11,811)	$5,823

7. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Senior Secured Credit Facilities:
Revolving loans	$3,000	$50,000
Term loans	324,236	325,071
8.125% Notes	170,000	200,000

Total debt	497,236	575,071
Less current portion of long-term debt	3,343	3,343

Total long-term debt	$493,893	$571,728

(a) Term Loans and Revolving Loans. We entered into a senior secured credit agreement dated as of December 23, 2003. The agreement and subsequent amendments to the agreement are defined herein as the Credit Agreement.

The Credit Agreement provides for a term facility (the “Term Facility”) of $385 million, and a revolving facility (the “Revolving Facility”), of up to $75.5 million. In these notes to the condensed consolidated financial statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.

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

Maturity. The Revolving Loans outstanding are payable in a single maturity on May 12, 2011. The Term Loans are payable in quarterly installments in an amount approximating 0.25% of the principal amount through June 30, 2012 with the balance payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the terms of the Credit Agreement. The weighted average effective interest rates on the Term Loans for the three months ended March 31, 2009 was 4.3% compared to 6.6% for the three months ended March 31, 2008. The average effective interest rates include the additional income statement effects of Kraton’s highly effective interest rate swaps for both periods. See Note 9(a) for a description of the interest rate swap agreements.

The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, also depending on our leverage ratio. The weighted average effective interest rates on the Revolving Loans for the three months ended March 31, 2009 was 4.6%. We also pay a commitment fee equal to 0.5% quarterly on the daily average undrawn portion of the Revolving Facility.

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

The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. We are required to maintain a fiscal quarter end interest coverage ratio of 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.45 beginning March 31, 2009 through September 30, 2009 and 4.00 beginning December 31, 2009 and continuing thereafter. As of March 31, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the 8.125% Notes. However, the maintenance of these financial ratios is based on our level of profitability. If the 2009 global economic environment worsens, it would adversely impact our profitability and our ability to meet our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

On January 14, 2008, we received an equity investment of $10 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and was included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement.

(b) Senior Subordinated Notes Due January 15, 2014. On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Guarantor Subsidiaries, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at March 31, 2009 and December 31, 2008, was $170 million and $200 million, respectively.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-annually on January 15 and July 15 each year.

Optional Redemption. Prior to January 15, 2007, we had the option to redeem up to 35% of the aggregate principal amount of the 8.125% Notes at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest. Between January 15, 2007 and January 15, 2009, we could not elect to redeem the 8.125% Notes at predetermined redemption prices. After January 15, 2009, we can elect to redeem all or a part of the 8.125% Notes at certain predetermined redemption prices, plus accrued and unpaid interest.

Extinguishment of Debt. On March 16, 2009, we purchased and extinguished $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain on extinguishment of debt of approximately $19.5 million on the extinguishment of debt in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2009. We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument. In the quarter ended March 31, 2009 we amortized to interest expense $0.5 million of remaining deferred financing costs associated with the extinguishment of the $30 million face value of our 8.125% Notes.

Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations. As of March 31, 2009, we were in compliance with all covenants under the 8.125% Notes.

8. Fair Value Measurements

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

From time to time, we enter into derivative financial instruments that are measured at fair value. See Note 9 for further discussion.

9. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the remaining portion of the gain would then be reclassified immediately to interest expense. We reclassified $0.7 million into earnings for the quarter ended March 31, 2009.

In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320 million of the term loan portion of the Term Facility. We recorded a loss of $0.2 million in accumulated other comprehensive income related to the effective portion of the hedge for the quarter ended March 31, 2009.

Foreign Currency Hedge. On February 18, 2009 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million which expires on December 29, 2009. The option contract does not qualify for hedge accounting. During the quarter ended March 31, 2009, we recorded a gain of $0.5 million, which represented the mark-to-market impact of the purchased option contract. The gain was recorded in selling, general, and administrative expense on the Condensed Consolidated Statements of Operations.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative assets— Foreign currency option	Other current assets	$1,518	$—	$1,518	$—
Derivative liabilities— Interest rate swap	Other payables and accruals	$5,711	$—	$5,711	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities— Interest rate swap	Other payables and accruals	$5,483	$—	$5,483	$—

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In the event of a default by one of our counterparties, we may not receive payments provided for under the terms of our derivatives We do not anticipate any defaults by our derivative instrument contract counterparties.

(b) Fair Value of Financial Instruments

The following table presents the carrying values and approximate fair values of our long-term debt at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Revolving loans	$3,000	$3,000	$50,000	$50,000
Term loans	324,236	324,236	325,071	325,071
8.125% Notes	170,000	52,063	200,000	79,250

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

10. Income Taxes

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

The effective tax rate for the three months ended March 31, 2009 was approximately (1.7)% as compared to 1.6% in the three months ended March 31, 2008. Our effective tax rate for the three months ended March 31, 2009 and 2008 were lower than our statutory rate primarily due to a different income mix between foreign and domestic tax jurisdictions and due to not recording a tax benefit for certain net operating loss carryforwards generated during these periods.

As of March 31, 2009, we had total unrecognized tax benefits of $1.2 million. We recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes in our Condensed Consolidated Statement of Operations. During the three months ended March 31, 2009, we had no substantial change in interest and penalty charges related to unrecognized tax benefits, and accrued $0.1 million for interest and penalties. As of March 31, 2009, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year, and no material changes have occurred in our estimates or are expected to occur in events related to anticipated changes in our unrecognized tax benefits.

Kraton files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of March 31, 2009, our 2005 through 2007 U.S. federal income tax returns remain open to examination. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

11. Commitments and Contingencies

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

12. Employee Benefits

(a) Investment in Kraton Management LLC (Management LLC). We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units are subject to customary tag-along and drag-along rights, as well as a company call right in the event of termination of employment. As of March 31, 2009, there were 1,746,000 membership units of Management LLC issued and outstanding.

(b) TJ Chemical Holdings LLC 2004 Option Plan. On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units. As of March 31, 2009 there were 21,774,118 options granted and outstanding. The exercise price per membership unit shall be equal to the fair market value of a membership unit on the date of grant. All options granted in fiscal 2008, fiscal 2007 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant. The Options generally vest in 20% annual increments from the date of grant. However, the Compensation Committee (the “Committee”) determined that a shorter vesting period was appropriate for grants made during the 2008 fiscal year and therefore Options granted in 2008 were set to vest in increments of 1/3 over 3 years. With respect to directors, previous to 2008 options were exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. In 2008, Options granted to directors were granted in increments of 1/3 over 3 years, except the Chairman who has a one year vesting. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.

The Committee of Kraton Polymers administers the Option Plan on behalf of TJ Chemical, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.

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

Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights for the 180-day period following the later of a termination of employment and 6 months and 1-day following the date that units were acquired pursuant to the exercise of the option, TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical. See Note 12(e) for further discussion.

(c) Profits Units of Kraton Management, LLC (Management, LLC). We provided certain key employees with a grant of profits units (subject to the 8.7% pool limitation described in Note 11(d)). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemical and its affiliates and TJ Chemical and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining

50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our condensed consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of March 31, 2009, there were 1,025,000 profits units granted and not yet vested. See Note 12(e) for further discussion.

(d) Options and Profits Units Outstanding. As of August 2008, the Option Plan was amended to provide for an increase in the number of options and profit units from 21,740,802 to 23,740,802, or 8.7% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis.

In the first quarter of 2009, no options were granted and 327,000 options were forfeited. As of March 31, 2009, the total options granted under the Option Plan amounted to 21,774,118. In addition, as of March 31, 2009, there were 1,025,000 profits units granted under the Option Plan and not yet vested. See Note 12(c) for further discussion.

(e) Kraton Polymers LLC Executive Deferred Compensation Plan. On September 9, 2004, the Board of Directors adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 1,648,750 membership units for issuance pursuant to the Kraton Deferred Compensation Plan as of December 31, 2007, and 2,000,000 membership units for issuance pursuant to the Kraton Deferred Compensation Plan as of December 31, 2006.

(f) 2009 Incentive Compensation Plan. On February 13, 2009, the Committee of the Board of Directors (the “Board”) of Kraton approved and adopted the 2009 Incentive Compensation Plan (the “Plan”), including the performance-based criteria by which potential bonus payouts to participants in the Plan (“Participants”) will be determined. The Plan is designed to attract, retain, motivate and reward officers, including named executive officers, and certain other employees that have been deemed eligible to participate in the Plan. For the bonus year that ends December 31, 2009, the Board established a common bonus pool based upon performance calculations, in accordance with Plan provisions. The potential range for this bonus pool is from zero to $15 million, depending on Kraton’s and individual performance factors, including performance criteria to be established by the Committee. Based on additional performance criteria such as our safety performance, innovation as a percent of total revenue, specific cost out and pricing initiatives, the Committee may add up to $1 million to the bonus pool. Kraton’s 2009 performance will be the most significant factor in determining the size of the bonus pool. As of March 31, 2009, we recorded a total liability for incentive compensation of approximately $0.8 million.

(g) Retirement Plans. The components of net periodic benefit cost related to pension benefits and other postretirement benefits for the three months ended March 31, 2009 and March 31, 2008, are as follows:

	Three Months Ended March 31,
	2009	2008
Pension Benefits
Components of net periodic benefit cost:
Service cost	$736	$603
Interest cost	1,178	1,059
Expected return on plan assets	(1,187)	(1,032)
Amortization of prior service cost	127	—

Net periodic benefit cost	$854	$630

	Three Months Ended March 31,
	2009	2008
Other Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$100	$88
Interest cost	230	212
Amortization of prior service cost	18	—

Net periodic benefit cost	$348	$300

Contributions. We made a $1.2 million contribution to our pension plan in the quarter ended March 31, 2009 and expect to contribute $5.7 million in 2009.

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

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Total Operating Revenues:
United States	$60,547	$81,721
Germany	21,570	34,849
Belgium	12,982	9,123
Japan	10,929	15,381
The Netherlands	8,644	17,223
France	7,735	8,153
Italy	6,881	12,597
Brazil	6,399	7,939
United Kingdom	6,315	9,016
Thailand	5,808	3,426
Canada	3,727	7,539
China	3,618	7,486
Denmark	2,803	2,044
Argentina	2,645	3,078
Taiwan	2,544	4,618
Sweden	2,451	3,026
Mexico	2,222	3,114
Turkey	2,112	5,484
Korea, Republic of	1,894	2,543
Switzerland	1,595	1,014
South Africa	1,168	1,039
Czech Republic	1,107	1,252
Other	9,262	25,196

	$184,958	$266,861

	March 31, 2009	December 31, 2008
	(in thousands)
Long-Lived Assets:
United States	$311,293	$303,278
France	103,263	108,665
Brazil	49,515	48,237
Germany	36,299	39,361
The Netherlands	32,437	34,018
China	2,317	2,317
Japan	106	6,699
Other	11,404	11,685

	$546,634	$554,260

14. Supplemental Guarantor Information

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

Kraton Polymers LLC

Condensed Consolidating Balance Sheet

March 31, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$—	$6,374	$6,471	$—	$12,845
Receivables, net	655	47,822	65,162	(20,589)	93,050
Inventories of products, net	—	116,510	157,385	(6,636)	267,259
Inventories of materials and supplies	—	6,906	4,064	—	10,970
Deferred income taxes	—	14,778	—	—	14,778
Other current assets	7,391	824	5,934	—	14,149

Total current assets	8,046	193,214	239,016	(27,225)	413,051
Property, plant and equipment, less accumulated depreciation	98,324	167,481	96,609	—	362,414
Identifiable intangible assets, less accumulated amortization	18,372	—	46,938	—	65,310
Investment in consolidated subsidiaries	868,922	—	—	(868,922)	—
Investment in unconsolidated joint venture	813	—	10,335	—	11,148
Deferred financing costs	7,179	—	—	—	7,179
Deferred income taxes	21,020	—	—	(21,020)	—
Other long-term assets	117,998	463,624	12,292	(574,824)	19,090

Total Assets	$1,140,674	$824,319	$405,190	$(1,491,991)	$878,192

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$3,343	$—	$—	$—	$3,343
Accounts payable-trade	2,700	29,197	26,463	—	58,360
Other payables and accruals	12,370	21,226	18,237	—	51,833
Due to related party	—	5,601	28,475	(20,589)	13,487
Insurance note payable	3,915	—	—	—	3,915

Total current liabilities	22,328	56,024	73,175	(20,589)	130,938
Long-term debt, net of current portion	493,893	—	—	—	493,893
Deferred income taxes	—	53,436	2,878	(21,020)	35,294
Long-term liabilities	460,199	53,829	123,741	(574,824)	62,945

Total liabilities	976,420	163,289	199,794	(616,433)	723,070

Commitments and contingencies (Note 11)
Member’s equity
Common equity	166,933	694,838	180,720	(875,558)	166,933
Accumulated other comprehensive income	(2,679)	(33,808)	24,676	—	(11,811)

Total member’s equity	164,254	661,030	205,396	(875,558)	155,122

Total Liabilities and Member’s Equity	$1,140,674	$824,319	$405,190	$(1,491,991)	$878,192

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Balance Sheet

December 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets
Cash and cash equivalents	$—	$65,460	$35,936	$—	$101,396
Receivables, net	944	45,322	68,148	(18,971)	95,443
Inventories of products, net	—	145,654	187,396	(8,857)	324,193
Inventories of materials and supplies	—	6,816	4,239	—	11,055
Deferred income taxes	—	14,778	—	—	14,778
Other current assets	2,905	720	3,144	—	6,769

Total current assets	3,849	278,750	298,863	(27,828)	553,634
Property, plant and equipment, less accumulated depreciation	93,782	164,396	113,830	—	372,008
Identifiable intangible assets, less accumulated amortization	20,113	—	46,938	—	67,051
Investment in consolidated subsidiaries	898,565	—	—	(898,565)	—
Investment in unconsolidated joint venture	813	—	11,558	—	12,371
Deferred financing costs	8,184	—	—	—	8,184
Deferred income taxes	20,131	—	—	(20,131)	—
Other long-term assets	137,954	411,841	11,739	(542,908)	18,626

Total Assets	$1,183,391	$854,987	$482,928	$(1,489,432)	$1,031,874

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$3,343	$—	$—	$—	$3,343
Accounts payable-trade	2,700	36,806	35,671	—	75,177
Other payables and accruals	15,815	26,184	27,350	—	69,349
Due to related party	—	9,546	35,010	(18,971)	25,585

Total current liabilities	21,858	72,536	98,031	(18,971)	173,454
Long-term debt, net of current portion	571,728	—	—	—	571,728
Deferred income taxes	—	53,435	1,681	(20,131)	34,985
Long-term liabilities	408,416	53,626	143,983	(542,908)	63,117

Total liabilities	1,002,002	179,597	243,695	(582,010)	843,284

Commitments and contingencies (Note 11)
Member’s equity
Common equity	182,767	694,170	213,252	(907,422)	182,767
Accumulated other comprehensive income	(1,378)	(18,780)	25,981	—	5,823

Total member’s equity	181,389	675,390	239,233	(907,422)	188,590

Total Liabilities and Member’s Equity	$1,183,391	$854,987	$482,928	$(1,489,432)	$1,031,874

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$96,861	$121,886	$(40,881)	$177,866
Other	—	—	7,092	—	7,092

Total operating revenues	—	96,861	128,978	(40,881)	184,958
Cost of Goods Sold	(9,155)	95,773	130,288	(40,881)	176,025

Gross Profit	9,155	1,088	(1,310)	—	8,933

Operating Expenses
Research and development	—	2,575	2,394	—	4,969
Selling, general, and administrative	(353)	10,231	8,373	—	18,251
Depreciation and amortization of identifiable intangibles	4,168	5,503	2,893	—	12,564

Total operating expenses	3,815	18,309	13,660	—	35,784

Gain on Extinguishment of Debt	19,491	—	—	—	19,491
Equity in Earnings of Consolidated Subsidiaries	(31,729)	—	—	31,729	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	74	—	74
Interest Expense, net	10,133	(2,725)	1,500	—	8,908

Income (Loss) Before Income Taxes	(17,031)	(14,496)	(16,396)	31,729	(16,194)
Income Tax Expense (Benefit)	(565)	34	803	—	272

Net Income (Loss)	$(16,466)	$(14,530)	$(17,199)	$31,729	$(16,466)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$130,968	$168,203	$(42,883)	$256,288
Other	—	—	10,573	—	10,573

Total operating revenues	—	130,968	178,776	(42,883)	266,861
Cost of Goods Sold	1,390	98,514	161,055	(42,883)	218,076

Gross Profit	(1,390)	32,454	17,721	—	48,785

Operating Expenses
Research and development	—	5,444	2,474	—	7,918
Selling, general, and administrative	17	15,547	9,891	—	25,455
Depreciation and amortization of identifiable intangibles	5,621	5,382	3,649	—	14,652

Total operating expenses	5,638	26,373	16,014	—	48,025

Equity in Earnings of Consolidated Subsidiaries	7,654	—	—	(7,654)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	61	—	61
Interest Expense, net	10,965	(2,567)	1,987	—	10,385

Income (Loss) Before Income Taxes	(10,339)	8,648	(219)	(7,654)	(9,564)
Income Tax Expense (Benefit)	(929)	—	775	—	(154)

Net Income (Loss)	$(9,410)	$8,648	$(994)	$(7,654)	$(9,410)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Cash flows provided by (used in) operating activities	$(17,220)	$1,285	$(19,286)	$—	$(35,221)

Cash flows used in investing activities
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(8,588)	2,142	—	(6,446)

Net cash provided by (used in) investing activities	—	(8,588)	2,142	—	(6,446)

Cash flows provided by (used in) financing activities
Borrowings under debt obligations	3,000	—	—	—	3,000
Repayment of debt obligations	(61,345)	—	—	—	(61,345)
Proceeds from (payments on) intercompany loan	71,650	(51,783)	(19,867)	—	—
Net payment of insurance note payable	3,915	—	—	—	3,915

Net cash provided by (used in) financing activities	17,220	(51,783)	(19,867)	—	(54,430)

Effect of exchange rate difference on cash and cash equivalents	—	—	7,546	—	7,546

Net decrease in cash and cash equivalents	—	(59,086)	(29,465)	—	(88,551)
Cash and cash equivalents at beginning of period	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$6,374	$6,471	$—	$12,845

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$22,070	$(13,773)	$(58,598)	$—	$(50,301)

Cash flows used in investing activities
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(2,516)	(657)	—	(3,173)

Net cash used in investing activities	—	(2,516)	(657)	—	(3,173)

Cash flows provided by (used in) financing activities
Borrowings under debt obligations	55,000	—	—	—	55,000
Repayment of debt obligations	(55,861)	—	—	—	(55,861)
Proceeds from cash contribution from member	10,000	—	—	—	10,000
Proceeds from (payments on) intercompany loan	(35,016)	5,312	29,704	—	—
Net payment of insurance note payable	3,807	—	—	—	3,807

Net cash provided by (used in) financing activities	(22,070)	5,312	29,704	—	12,946

Effect of exchange rate difference on cash and cash equivalents	—	—	(216)	—	(216)

Net decrease in cash and cash equivalents	—	(10,977)	(29,767)	—	(40,744)
Cash and cash equivalents at beginning of period	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	$—	$175	$7,358	$—	$7,533

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

15. Subsequent Event

On April 9, 2009, TJ Chemical, purchased approximately $6.3 million face value of our 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing our Notes, TJ Chemical contributed the purchased Notes to us. We are holding the Notes in treasury. Also on April 9, 2009, we purchased and retired approximately $0.7 million face value of our 8.125% Notes for cash consideration of $0.3 million. We will record a gain of approximately $4.3 million related to these transactions in our 2009 second quarter results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto, included in Kraton’s Annual Report on Form 10-K as of and for the year ended December 31, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K and in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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

We serve a large number of customers across a diverse set of end-use markets in many regions of the world. As a result, we believe our sales are less sensitive to conditions in any one particular end-use market or region. We currently offer over 800 products to more than 700 customers in over 60 countries worldwide. We are the only SBC producer with manufacturing and service capabilities on four continents, enabling our multinational customers to meet their global needs. We manufacture products at six plants globally, including our flagship Belpre, Ohio plant in the United States, the largest SBC plant in the world, as well as plants in Germany, France, The Netherlands, Brazil and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture.

We serve three core end-use markets: (1) Advanced Materials; (2) Adhesives, Sealants and Coatings; and (3) Paving and Roofing. We also serve an emerging business category which includes our IR Latex activity. Other markets include footwear; lubricant and fuel additive applications; and high styrenics.

Each of our end-uses has its own dedicated management, sales force and market development. In addition, each end-use is linked directly to the Research, Development and Technical Services (“RTS”) function and, via this link, sponsors the creation and commercialization of new products in addition to servicing its customers’ technical needs. We believe we hold the number one market position, based on 2008 sales, in each of our core end-use markets.

Recent Developments

New Innovations. Consistent with our strategy, we continue to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets throughout the first quarter of 2009. Below are our most recently announced product innovations.

In April 2009 we announced a series of new formulations designed to support lower Volatile Organic Compound (VOC) requirements and reduce costs associated with contact adhesives. The unique structure of the styrenic block copolymers provides key advantages to formulators. The end block enables cohesion, good load bearing properties and temperature resistance, while the center block promotes adhesion and elongation.

In March 2009 we announced the introduction of the first high polymer content binder uniquely designed to enhance durability and safety of porous asphalt roads. The new tough binder has the capability to reduce aggregate loss (also known as raveling) which often results in increased road noise and damage to cars caused by debris. Contractors and binder producers will now have the opportunity to increase polymer concentrations to enhance performance without sacrificing workability and compatibility. Kraton’s new polymer is ideally suited for high performance asphalt road applications.

In February 2009 we announced Kraton G1643, a clear solution to the market demand for materials with enhanced performance capabilities and lower system costs. Kraton G1643 is a very durable material and is highly compatible with polypropylene. It features excellent clarity and offers improved resistance to blushing and cracking which often occur during transport of large molded parts such as totes and bins. Manufacturers using Kraton G1643 have the ability to reduce wall thickness, and this lowers overall material usage and production costs.

In January 2009 we announced the introduction of a new Kraton A family of polymers. Kraton A1535 is the first polymer in the new “Advantaged” series to debut for global commercialization later this year. The new product family is halogen-free recyclable and FDA approved for direct food contact applications. The “Advantaged” polymers offer an expansion of opportunities for TPE compounds in a variety of soft grip and other over-mold applications for markets that range from personal care to high tech electronics. In addition, Kraton A1535 can also be easily compounded with TPU materials to reduce hardness and enhance flexibility.

Purchase of a portion of our 8.125% Notes. On March 16, 2009, we purchased and extinguished $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain on extinguishment of debt of approximately $19.5 million in the quarter ending March 31, 2009 related to this transaction.

On April 9, 2009, TJ Chemical Holdings LLC, or “TJ Chemical,” purchased approximately $6.3 million face value of our 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing our Notes, TJ Chemical contributed the purchased Notes to us. We are holding the Notes in treasury. Also on April 9, 2009, we purchased and extinguished approximately $0.7 million face value of our 8.125% Notes for cash consideration of $0.3 million. We will record a gain on extinguishment of debt of approximately $4.3 million related to these transactions in our 2009 second quarter results.

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene, and isoprene. These monomers together represented approximately 52%, 54% and 51% of our total cost of goods sold for the twelve months ended December 31, 2008, and the three months ended March 31, 2009 and 2008, respectively. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. The cost of these monomers has generally been correlated to changes in crude prices and affected by global supply and demand and global economic conditions. After significant increases in the cost of these monomers through the third quarter of 2008, the market prices for these monomers declined significantly late in the year and into the first quarter of 2009.

We believe that through our contractual arrangements with suppliers, or through other arrangements, we can presently source adequate supplies of styrene, butadiene and isoprene at competitive, market-based prices. We can provide no assurances that our suppliers of raw materials will not terminate applicable contracts at the expiration of their terms or that we will be able to obtain substitute contractual arrangements on comparable terms, or that we generally will be able to source raw materials on an economic basis in the future. Our U.S. butadiene supply agreement with Shell Chemical expired as of April 30, 2009. We currently have access to adequate butadiene supplies at competitive market rates, and we are currently engaged in efforts with various suppliers and potential suppliers to purchase ongoing and continuing supplies of butadiene for our U.S operations. We believe the current butadiene market dynamics are favorable for contract negotiations and supply is available at reasonable terms on a spot basis.

Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, LyondellBasell Industries, and other suppliers under long-term supply contracts with various expiration dates. Our Isoprene Sales Contract with Shell Chemical ends on December 31, 2009, subject to termination as of that date or any date thereafter, on not less than seven (7) months’ prior written notice given by either party.

In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil generally purchases all of its raw materials from local third-party suppliers.

International Operations and Currency Fluctuations. We operate a geographically diverse business serving customers in more than 60 countries from six manufacturing plants in six countries. For the quarter ended March 31, 2009, 43% of net product sales were generated from customers located in the Americas, 38% in Europe and 16% in the Asia Pacific region.

Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real.

Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. On February 18, 2009 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million which expires on December 29, 2009. See Note 9(b) of Notes to Condensed Consolidated Financial Statements for further discussion.

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

Outlook

Our first quarter of 2009 sales volume declined 39% from the first quarter of 2008. Our current expectation for the second quarter of 2009 is that the macro-economic environment will improve relative to the first quarter, but volume may likely continue to fall short of 2008 levels.

RESULTS OF OPERATIONS

The following table summarizes certain information relating to our operating results that has been derived from our condensed consolidated financial statements.

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Sales	$177,866	$256,288
Other	7,092	10,573

Total operating revenues	184,958	266,861
Cost of Goods Sold	176,025	218,076

Gross Profit	8,933	48,785

Operating Expenses
Research and development	4,969	7,918
Selling, general and administrative	18,251	25,455
Depreciation and amortization of identifiable intangibles	12,564	14,652

Total operating expenses	35,784	48,025

Gain on Extinguishment of Debt	19,491	—
Equity in Earnings of Unconsolidated Joint Venture	74	61
Interest Expense, net	8,908	10,385

Loss Before Income Taxes	(16,194)	(9,564)
Income Tax Expense (Benefit)	272	(154)

Net Loss	$(16,466)	$(9,410)

Three Months Ended March 31, 2009 Compared to Same Period in 2008

Operating Revenues

Operating revenues for the three months ended March 31, 2009 decreased $81.9 million or 30.7% compared to the same period in 2008. The decrease was driven primarily by:

Sales decreased $78.4 million or 30.6%. Sales volume amounted to 47.1 kT in 2009 compared to 76.8 kT in 2008. The 29.7 kT or 39% decline in sales volume reduced sales by $93.7 million. The impact of changes in foreign currency exchange rates reduced sales by $13.5 million. Partially offsetting these decreases in sales was a $28.8 million increase in global product sales prices and changes in product mix.

The following are the primary factors influencing our sales volume:

•

In our Adhesives, Sealants and Coatings end-use market, we experienced a decrease in sales volume due to weakness in demand for commercial tape applications which began in the second-half of 2008 and has continued into the first quarter of 2009. This weakness includes aggressive de-stocking by our customers that began in the fourth quarter of 2008, and was primarily due to the global economic conditions. In addition, raw material availability negatively impacted sales volume in the second half of 2008 which has not been recovered.

•	In our Advanced Materials end-use market, our sales volume into automotive and consumer applications declined commensurate with the global economic conditions.

•

In our Paving and Roofing end-use market, roofing applications were lower due to the overall decline in construction activity. We also experienced a decline in asphalt modification volume, largely due to delays associated with the uncertainty around the impact of the U.S. Government stimulus spending.

Other revenue decreased $3.5 million or 32.9%. Other revenue primarily consists of the sales of small quantities of by-products resulting from the manufacturing process of isoprene rubber, which is offset by a corresponding cost included in cost of goods sold.

Cost of Goods Sold

Cost of goods sold for three months ended March 31, 2009 decreased $42.1 million or 19.3% compared to the same period in 2008. The decrease was driven primarily by:

•	$67.8 million decline in cost of goods sold directly related to the decline in sales volume,

•	$10.6 million decrease from changes in foreign currency exchange rates,

•	$3.5 million decrease due to lower by-product costs, partially offset by

•	$39.8 million increase in monomer and other production costs.

As a percentage of operating revenues, cost of goods sold increased to 95.2% from 81.7%.

Gross Profit

Gross profit for the three months ended March 31, 2009 decreased $39.9 million or 81.7% compared to the same period in 2008. As a percentage of operating revenues, gross profit decreased to 4.8% from 18.3%.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 decreased $12.2 million or 25.5% compared to the same period in 2008. The decrease was driven primarily by:

Research and development decreased $2.9 million or 37.2%. The decrease was largely due to the costs associated with the realignment of our Research and Technology Service organization in 2008. As a percentage of operating revenues, research and development decreased to 2.7% from 3%.

Selling, general and administrative decreased $7.2 million or 28.3%. The decrease was primarily due to lower staffing-related costs of $5.8 million. As a percentage of operating revenues, selling, general and administrative increased to 9.9% from 9.5%.

Depreciation and amortization of identifiable intangibles decreased $2.1 million or 14.3%. The decrease in depreciation and amortization expense is primarily related to $1.5 million in depreciation for the SIS plant at our Pernis facility that we exited in September 2007 and the impact of changes in foreign currency exchange rates of $0.5 million.

Interest expense, net.

Interest expense, net for the three months ended March 31, 2009 decreased $1.5 million or 14.2% to $8.9 million compared to $10.4 million during the same period in 2008. The decrease was primarily due to lower interest rates and amortized gains from our interest rate swap that was settled in June 2008. The average debt balances outstanding were $566.2 million and $562.3 million, respectively. The effective interest rates on our debt during the same periods were 6.7% and 7.4%, respectively.

Income tax expense

Income tax expense was $0.3 million for three months ended March 31, 2009, as compared to income tax benefit of $0.2 million for the three months ended March 31, 2008. Income tax expense increased by $0.5 million primarily due to an increase of losses in those jurisdictions where we do not record tax benefits for certain net operating loss carryforwards generated during that period and a change in the mix of earnings of our various subsidiaries. The effective tax rate was (1.7)% for the three months ended March 31, 2009, as compared to 1.6% for the three months ended March 31, 2008.

Net loss

Net loss was $16.5 million for the three months ended March 31, 2009, a decrease of $7.1 million compared to a net loss of $9.4 million in the same period in 2008.

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

Based upon current and anticipated levels of operations, we believe that cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our 8.125% Notes and senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Since feedstock costs represent approximately 50% of our cost of production, in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory, partially offset by increased value of accounts payable. Conversely, in periods where feedstock costs are declining, Kraton generates cash flow from decreases in working capital. We currently expect to have lower levels of working capital in 2009. There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At March 31, 2009, we had $12.8 million of cash and cash equivalents. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. We have available to us, upon compliance with customary conditions, the $75.5 million revolving portion of the senior secured credit facility of which we had borrowed $3.0 million at March 31, 2009. Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.45 beginning March 31, 2009 through September 30, 2009 and 4.00 beginning December 31, 2009 and continuing thereafter.

Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. As of March 31, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the 8.125% Notes. The maintenance of these financial ratios is based on our level of profitability. If the 2009 global economic environment worsens, it would adversely impact our profitability and our ability to meet our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

From time to time, on an ongoing basis, we continue to evaluate options with respect to our overall debt structure, including, without limitation, the possibility of cash purchases, in the open market, privately negotiated transactions or otherwise, of Kraton indebtedness up to amounts permitted under our senior secured credit facility. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. On March 16, 2009, we purchased and extinguished $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain on extinguishment of debt of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and extinguishment of these 8.125% Notes. In April 2009 TJ Chemical purchased approximately $6.3 million face value of our 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing our Notes, TJ Chemical contributed the purchased Notes to us. We are holding the Notes in treasury. Also in April 2009 we purchased and retired approximately $0.7 million face value of our 8.125% Notes for cash consideration of $0.3 million. We will record a gain of approximately $4.3 million related to these transactions in our 2009 second quarter results.

Operating Cash Flows

Net cash used in operating activities decreased $15.1 million to $35.2 million for the three months ended March 31, 2009 compared to $50.3 million during the same period in 2008. This change was driven primarily by:

•	Decreased inventory and accounts receivable balances, partially offset by decreased accounts payable balances primarily related to decreased costs of feedstocks and sales volume.

Investing Cash Flows

Net cash flows used in investing activities totaled $6.4 million for the three months ended March 31, 2009 compared to net cash flows used in investing activities of $3.2 million during the same period in 2008. This $3.2 million increase was primarily driven by timing of capital expenditures.

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

Belpre Plant Instrumentation Upgrade. We are upgrading certain systems and operating controls at our Belpre, Ohio facility. This project is designed to significantly improve the effectiveness, competitiveness and operating efficiency of the Belpre plant. The project began in the second-half of 2008 and will be completed in distinct phases extending into 2012, with 2009 spending estimated at $10.5 million and the total project spending estimated at $40.0 million.

Global Enterprise Resource Plan. We are investing in a Global Enterprise Resource Plan (ERP) which began in January 2009 with a cost of approximately $15 million to be incurred in 2009. We have undertaken this project to upgrade to an ERP implementation utilizing a single global system and implementing best practices for our industry. This will result in Kraton having a world-class global ERP system. The ERP implementation is projected to be completed by January 2010.

Financing Cash Flows and Liquidity

Kraton’s consolidated capital structure as of March 31, 2009, was 74% debt and 26% member’s equity.

Net cash used in financing activities totaled $54.4 million for the three months ended March 31, 2009 compared to $12.9 million net cash provided by financing activities during the same period in 2008. This change was driven primarily by:

•	$10.5 million to purchase and extinguish $30 million face value of our 8.125% Notes,

•	$47 million repayment on the Revolver in March 2009.

Description of Our Indebtedness. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of our debt facilities and related financial and other covenants.

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

In the context of the separation in February 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before the separation, is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in the presented periods of 2009 and 2008.

Contractual Commitments

We have contractual obligations for long-term debt, operating leases and purchase obligations that were summarized in a table of contractual commitments in our 2008 Annual Report on Form 10-K. There has been no material change since that date.

Off-Balance Sheet Transactions

We are not involved in any material off-balance sheet transactions as of March 31, 2009.

OTHER ISSUES

New Accounting Pronouncements

The following new accounting pronouncements have been issued, but have not yet been adopted as of March 31, 2009:

FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” In December 2008, the FASB issued FSP No. FAS 132(R)-1 which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by the retirement plan and the concentrations of risk in those plans. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. For Kraton, FSP No. FAS 132(R)-1 is effective as of January 1, 2010. Kraton is currently evaluating the effect of adopting FSP No. FAS 132(R)-1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. We have $324.2 million of variable rate debt outstanding under our senior secured credit facility as of March 31, 2009. The debt bears interest at the adjusted Eurodollar rate plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. In addition, we have $3.0 million of variable rate debt outstanding under our Revolving Loans. The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on our leverage ratio. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income at March 31, 2009 and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense. In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320 million of the term loan portion of the Term Facility.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately, one-half of our revenue and costs are denominated in U.S. dollars. Euro-related currencies are also significant. In February, 2009 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million which expires on December 29, 2009.

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

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. From time to time we may hedge our commodity price exposure.

Item 4.	Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 11 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

Readers of the Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q, and 8-K, in connection with any evaluation of Kraton’s financial position, results of operations and cash flows.

The risks and uncertainties described in our most recent Annual Report on Form 10-K, filed with the SEC on March 26, 2009, are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Item 6.	Exhibits.

Exhibit Number
10.1	Amendment Number 3 to Isoprene Sales Contract dated April 24, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on April 29, 2009)

10.2	Amendment Number 2 to Isoprene Sales Contract dated March 26, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on March 30, 2009)

*31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

*31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

*32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON POLYMERS LLC

Date: May 13, 2009	/s/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer
Date: May 13, 2009	/s/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer