Form 10-Q
period 2009-06-30
Kraton Polymers LLC
filed 2009-08-11
CIK 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

June 30, 2009

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

•	limited availability or increases in prices of raw materials used in our business,

•	our substantial level of indebtedness,

•	competitive pressures in the specialty chemicals industry,

•	our ability to continue technological innovation and successful commercial introduction of new products,

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical manufacturing,

•	compliance with extensive environmental, health and safety laws, including regulation of our employees’ exposure to butadiene, could require material expenditures or changes in our operations,

•	the risk of accidents that could disrupt our operations or expose us to significant losses or liabilities,

•	governmental regulations and trade restrictions, including any changes thereto or enhanced enforcement thereof in the future

•	exposure to interest rate and currency fluctuations,

•	acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and sold, and

•	other risks and uncertainties described in this report and Kraton’s other reports and documents.

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

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$17,710	$101,396
Receivables, net of allowances of $1,945 and $2,512	126,447	95,443
Inventories of products, net	231,355	324,193
Inventories of materials and supplies, net	11,369	11,055
Deferred income taxes	14,778	14,778
Other current assets	12,574	6,769

Total current assets	414,233	553,634
Property, plant and equipment, less accumulated depreciation of $202,490 and $182,252	376,720	372,008
Identifiable intangible assets, less accumulated amortization of $39,456 and $36,169	63,765	67,051
Investment in unconsolidated joint venture	11,550	12,371
Deferred financing costs	6,602	8,184
Other long-term assets	22,114	18,626

Total Assets	$894,984	$1,031,874

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$3,343	$3,343
Accounts payable-trade	76,930	75,177
Other payables and accruals	49,879	69,349
Due to related party	9,355	25,585
Insurance note payable	3,019	—

Total current liabilities	142,526	173,454
Long-term debt, net of current portion	483,057	571,728
Deferred income taxes	30,604	34,985
Long-term liabilities	62,916	63,117

Total Liabilities	719,103	843,284

Commitments and contingencies (note 11)
Member’s equity
Common equity	165,860	182,767
Accumulated other comprehensive income	10,021	5,823

Total member’s equity	175,881	188,590

Total Liabilities and Member’s Equity	$894,984	$1,031,874

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Sales	$233,741	$328,362	$411,607	$584,650
Other	10,080	17,007	17,172	27,580

Total operating revenues	243,821	345,369	428,779	612,230
Cost of Goods Sold	208,060	282,823	384,085	500,899

Gross Profit	35,761	62,546	44,694	111,331

Operating Expenses
Research and development	5,071	7,403	10,040	15,321
Selling, general and administrative	18,052	19,909	36,303	45,364
Depreciation and amortization	12,542	13,110	25,106	27,762

Total operating expenses	35,665	40,422	71,449	88,447

Gain on Extinguishment of Debt	4,340	—	23,831	—
Equity in Earnings of Unconsolidated Joint Venture	102	159	176	220
Interest Expense, net	7,825	9,418	16,733	19,803

Income (Loss) Before Income Taxes	(3,287)	12,865	(19,481)	3,301
Income Tax Expense	891	2,649	1,163	2,495

Net Income (Loss)	$(4,178)	$10,216	$(20,644)	$806

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(20,644)	$806
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,106	27,762
Lower-of-cost-or-market inventory adjustment	669	—
Gain on extinguishment of debt	(23,831)	—
Amortization of deferred financing costs	1,582	1,156
Loss on disposal of property, plant and equipment	431	(8)
Change in fair value of interest rate swaps	(842)	—
Earnings in unconsolidated joint venture	257	821
Deferred income tax benefit	(907)	(1,269)
Non-cash compensation related to equity awards	1,237	749
Decrease (increase) in
Accounts receivable	(29,542)	(30,194)
Inventories of products, materials and supplies	90,670	(12,483)
Other assets	(1,112)	(2,729)
Increase (decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(23,817)	9,263
Due to related party	(14,550)	(7,737)

Net cash provided by (used in) operating activities	4,707	(13,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(26,657)	(9,686)
Proceeds from sale of property, plant and equipment	3,833	17

Net cash used in investing activities	(22,824)	(9,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	53,000	154,750
Repayment of debt	(115,341)	(166,472)
Cash contribution from member	—	10,000
Proceeds from (repayment of) insurance note payable	3,019	(494)

Net cash used in financing activities	(59,322)	(2,216)

Effect of exchange rate differences on cash and cash equivalents	(6,247)	(1,177)

Net decrease in cash and cash equivalents	(83,686)	(26,925)
Cash and cash equivalents, beginning of period	101,396	48,277

Cash and cash equivalents, end of period	$17,710	$21,352

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$7,455	$5,451
Cash paid during the period for interest	$16,489	$20,453

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

Income Tax in Interim Periods. Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. In addition, the effects of the unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised. Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, lower member’s equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Correction of immaterial errors. We have corrected immaterial errors in the accompanying Condensed Consolidated Statements of Operations related to cost of goods sold for the three months ended March 31, 2009. The correction increased cost of goods sold by $2.1 million. The correction is not material to our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009.

2. New Accounting Pronouncements.

The following new accounting pronouncements were adopted during the six months ended June 30, 2009:

Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations.” In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and cannot be early adopted. Currently this statement has had no impact to our financial position, results of operations or cash flows. A significant impact may, however be realized on any future acquisitions by us. The amount of such impact will depend on the nature and terms of such future acquisition, if any.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008. For Kraton, SFAS No. 161 was effective as of January 1, 2009.

FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. For Kraton, FSP No. FAS 142-3 is effective as of January 1, 2009. The adoption of FSP No. FAS 142-3 did not materially affect Kraton’s consolidated results of operations, financial position or cash flows.

SFAS No. 165, “Subsequent Events.” In May 2009, the FASB issued SFAS No. 165, which, absent related provisions contained in existing authoritative guidance, establishes general standards for the accounting for and disclosure of events that occur subsequent to the balance sheet date but before the financial statements of an entity are issued or are available to be issued. The adoption of the provisions of SFAS No. 165 by us effective June 30, 2009 did not have any impact on our consolidated results of operations, financial position or cash flows.

The following new accounting pronouncements have been issued, but have not yet been adopted as of June 30, 2009:

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

3. Share-Based Compensation

We account for share-based awards under the provisions of SFAS No. 123(R), “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. See Note 12 for further discussion.

Information pertaining to option activity for the six months ended June 30, 2009 is as follows:

	Options	Weighted - Average Exercise Price
	(in thousands)
Outstanding at December 31, 2008	22,101	$1.00
Granted	—	—
Exercised	—	—
Forfeited	(512)	1.00

Outstanding at June 30, 2009	21,589	$1.00

4. Restructuring and Restructuring-Related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

In 2008 we restructured our research and technical service organizations to better align our research and product development capabilities with our customers’ needs and market requirements and to focus on our core capabilities and incurred $1.7 million and $0.5 million of severance and other staffing-related costs which were recorded in research and development expenses in the Condensed Consolidated Statements of Operations in the three month periods ended March 31, 2008 and June 30, 2008, respectively. Substantially all of the cash expenditures related to these restructurings were paid as of the end of the first quarter of 2009.

As of June 30, 2009, there was a total liability for restructuring costs of approximately $1.2 million, of which $1.0 million is related to severance costs to be paid by the end of the third quarter of 2009. The exit activity cost of approximately $0.2 million is associated with the closure of our office in London, United Kingdom and is expected to be paid over the next several years ending in the second quarter of 2011.

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Inventories of products, net:
Finished products	$191,269	$271,449
Work in progress	2,871	1,781
Raw materials	37,215	50,963

	$231,355	$324,193

Other payables and accruals:
Employee related	$7,717	$25,418
Interest	9,927	10,316
Property and other taxes	2,268	—
Customer rebates	3,586	4,402
Income taxes payable	4,102	8,538
Derivative liabilities	6,013	5,483
Other	16,266	15,192

	$49,879	$69,349

6. Comprehensive Income

Comprehensive income includes net income (loss) and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net Income (Loss)	$(4,178)	$10,216	$(20,644)	$806
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	22,464	2,968	5,398	21,881
Reclassification of interest rate swaps into earnings, net of tax	(421)	—	(842)	—
Net unrealized gain (loss) on interest rate swaps, net of tax	(211)	4,345	(358)	2,935

Total Comprehensive Income (Loss)	$17,654	$17,529	$(16,446)	$25,622

Accumulated other comprehensive income consists of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Foreign currency translation adjustments	$47,140	$41,742
Net unrealized loss on interest rate swaps, net of tax	(3,311)	(2,111)
Pension adjustment, net of tax	(33,808)	(33,808)

Total Accumulated Other Comprehensive Income	$10,021	$5,823

7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Senior Secured Credit Facilities:
Revolving loans	$—	$50,000
Term loans	323,400	325,071
8.125% Notes	170,000	200,000
Less 8.125% Notes Held as Treasury Bonds	(7,000)	—

Total debt	486,400	575,071
Less current portion of long-term debt	3,343	3,343

Total long-term debt	$483,057	$571,728

(a) Term Loans and Revolving Loans. We entered into a senior secured credit agreement dated as of December 23, 2003. The agreement and subsequent amendments to the agreement are defined herein as the Credit Agreement.

The Credit Agreement provides for a term facility (the “Term Facility”) of $385 million, and a revolving facility (the “Revolving Facility”), of $80.0 million of which $75.5 million is currently committed by lenders. In these notes to the Condensed Consolidated Financial Statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.

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

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the terms of the Credit Agreement. The weighted average effective interest rates on the Term Loans for the six months ended June 30, 2009 was 4.3% compared to 4.9% for the six months ended June 30, 2008. The average effective interest rates include the additional income statement effects of Kraton’s highly effective interest rate swaps for both periods. See Note 9(a) for a description of the interest rate swap agreements.

The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of between 1.00% and 1.50% per annum, also depending on our leverage ratio. The weighted average effective interest rates on the Revolving Loans for the six months ended June 30, 2009 was 4.3%. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.

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

The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. We are required to maintain a fiscal quarter end interest coverage ratio of 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.45 beginning March 31, 2009 through September 30, 2009 and 4.00 beginning December 31, 2009 and continuing thereafter. As of June 30, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the 8.125% Notes. The maintenance of these financial ratios is based on our level of profitability. If the current global economic environment worsens or other factors arise which negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our Credit Agreement, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

On January 14, 2008, we received an equity investment of $10 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and was included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement.

(b) Senior Subordinated 8.125% Notes Due January 15, 2014. On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Guarantor Subsidiaries, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at June 30, 2009 was $170.0 million less $ 7.0 million held as treasury bonds and $200 million at December 31, 2008.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-annually on January 15 and July 15 each year. The $ 7.0 million 8.125% Notes held as treasury bonds do not bear interest.

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

Extinguishment of Debt. In March 2009, we purchased and extinguished $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and extinguishment of these 8.125% Notes. In April 2009, TJ Chemical, purchased approximately $6.3 million face value of our 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing our Notes, TJ Chemical contributed the purchased Notes to Polymer Holdings which in turn contributed the Notes to us. We are holding the Notes as treasury bonds. Also in April 2009, we purchased approximately $0.7 million face value of our 8.125% Notes for cash consideration of $0.3 million which we are holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2009.

We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument. In the quarter ended June 30, 2009 we amortized to interest expense $0.1 million of remaining deferred financing costs associated with the extinguishment of the $7.0 million face value of our 8.125% Notes.

Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations or restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations. As of June 30, 2009, we were in compliance with all covenants under the 8.125% Notes.

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

9. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, with a margin of 2.0%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the remaining portion of the gain would then be reclassified immediately to interest expense. We reclassified $0.7 million into earnings for the quarter ended June 30, 2009.

In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, with a margin of 2.0%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320 million of the term loan portion of the Term Facility. We recorded a unrealized gain of $0.3 million in accumulated other comprehensive income related to the effective portion of the hedge for the quarter ended June 30, 2009.

In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement is effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, with a margin of 2.0%, which resulted in a total cost of 3.53%. We recorded a unrealized loss of $0.5 million in accumulated other comprehensive income related to the effective portion of this hedge for the quarter ended June 30, 2009.

Foreign Currency Hedge. On February 18, 2009 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million which expires on December 29, 2009. The option contract does not qualify for hedge accounting. During the quarters ended March 31, 2009 and June 30, 2009, we recorded gains of $0.5 million and $0.3 million, respectively, which represented the mark-to-market impact of the purchased option contract. The gains were recorded in selling, general, and administrative expense on the Condensed Consolidated Statements of Operations.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative assets— Foreign currency option	Other current assets	$1,810	$—	$1,810	$—
Derivative liabilities— Interest rate swap	Other payables and accruals	$5,243	$—	$5,243	$—
Derivative liabilities— Interest rate swap	Other payables and accruals	$770	$—	$770	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities— Interest rate swap	Other payables and accruals	$5,483	$—	$5,483	$—

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In the event of a default by one of our counterparties, we may not receive payments provided for under the terms of our derivatives. We do not anticipate any defaults by our derivative instrument contract counterparties.

(b) Fair Value of Financial Instruments

The following table presents the carrying values and approximate fair values of our long-term debt at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Revolving loans	$—	$—	$50,000	$50,000
Term loans	323,400	323,400	325,071	325,071
Bonds Payable 8.125% Notes	163,000	103,709	200,000	79,250
8.125% Notes Held as Treasury Bonds	7,000	4,454	—	—

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

10. Income Taxes

The effective tax rate for the six months ended June 30, 2009 was approximately (6.0)% compared to a rate of 75.6% in the six months ended June 30, 2008. Our effective tax rate for the six months ended June 30, 2009 was lower than our statutory rate primarily due to a pretax loss, along with not recording a tax benefit for certain net operating losses generated during that period and changes in where our income is earned. Our effective tax rate for the six months ended June 30, 2008 was higher than our statutory rate primarily due to pre-tax income, along with not recording a tax benefit for certain net operating losses generated during that period and changes in where our income is earned.

As of June 30, 2009, we had total unrecognized tax benefits of $1.4 million. As of June 30, 2009, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year, and no material changes have occurred in our estimates or are expected to occur in events related to anticipated changes in our unrecognized tax benefits.

Kraton files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of June 30, 2009, our 2005 through 2007 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

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

While we are involved from time to time in litigation and governmental actions arising in the ordinary course of business, we are not aware of any actions which we believe would individually or in the aggregate materially adversely affect our business, consolidated results of operations, financial position or cash flows.

12. Employee Benefits

(a) Investment in Kraton Management LLC (Management LLC). We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units are subject to customary tag-along and drag-along rights, as well as a company call right in the event of termination of employment. As of June 30, 2009, there were 1,706,000 membership units of Management LLC issued and outstanding.

(b) TJ Chemical Holdings LLC 2004 Option Plan. On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units. As of June 30, 2009 there were 21,589,118 options granted and outstanding. The exercise price per membership unit shall be equal to the fair market value of a membership unit on the date of grant. All options granted in fiscal 2008, fiscal 2007 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant. The Options generally vest in 20% annual increments from the date of grant. However, the Compensation Committee (the “Committee”) determined that a shorter vesting period was appropriate for grants made during the 2008 fiscal year and therefore Options granted in 2008 were set to vest in increments of 1/3 over 3 years. With respect to directors, previous to 2008 options were exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. In 2008, Options granted to directors were granted in increments of 1/3 over 3 years, except the Chairman who has a one year vesting. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.

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

(c) Profits Units of Kraton Management, LLC (Management, LLC). We provided certain key employees with a grant of profits units (subject to the 8.7% pool limitation described in Note 12(d)). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemical and its affiliates and TJ Chemical and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our Condensed Consolidated Financial Statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of June 30, 2009, there were 900,000 profits units granted and not yet vested. See Note 12(e) for further discussion.

(d) Options and Profits Units Outstanding. As of August 2008, the Option Plan was amended to provide for an increase in the number of options and profit units from 21,740,802 to 23,740,802, or 8.7% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis.

In the second quarter of 2009, no options were granted and 185,000 options were forfeited. As of June 30, 2009, the total options granted under the Option Plan amounted to 21,589,118. In addition, as of June 30, 2009, there were 900,000 profits units granted under the Option Plan and not yet vested. See Note 12(c) for further discussion.

(e) Kraton Polymers LLC Executive Deferred Compensation Plan. On September 9, 2004, the Board of Directors adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2,000,000 membership units for issuance pursuant to the Kraton Deferred Compensation Plan as of December 31, 2006, and currently, there are 1,800,504 membership units available for issuance pursuant to the Kraton Deferred Compensation Plan.

(f) 2009 Incentive Compensation Plan. On February 13, 2009, the Committee of the Board of Directors (the “Board”) of Kraton approved and adopted the 2009 Incentive Compensation Plan (the “Plan”), including the performance-based criteria by which potential bonus payouts to participants in the Plan (“Participants”) will be determined. The Plan is designed to attract, retain, motivate and reward officers, including named executive officers, and certain other employees that have been deemed eligible to participate in the Plan. For the bonus year that ends December 31, 2009, the Board established a common bonus pool based upon performance calculations, in accordance with Plan provisions. The potential range for this bonus pool is from zero to $15 million, depending on Kraton’s and individual performance factors, including performance criteria to be established by the Committee. Based on additional performance criteria such as our safety performance, innovation as a percent of total revenue, productivity, specific cost out and pricing initiatives, the Committee may add up to $1 million to the bonus pool. Kraton’s 2009 performance will be the most significant factor in determining the size of the bonus pool. As of June 30, 2009, we recorded a total liability for incentive compensation of approximately $0.5 million.

(g) Retirement Plans. The components of net periodic benefit cost related to pension benefits and other postretirement benefits for the three and six months ended June 30, 2009 and June 30, 2008, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pension Benefits
Components of net periodic benefit cost:
Service cost	$709	$603	$1,418	$1,206
Interest cost	1,186	1,059	2,372	2,118
Expected return on plan assets	(1,170)	(1,032)	(2,340)	(2,064)
Amortization of prior service cost	135	—	271	—

Net periodic benefit cost	$860	$630	$1,721	$1,260

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$100	$88	$200	$176
Interest cost	230	212	460	424
Amortization of prior service cost	18	—	35	—

Net periodic benefit cost	$348	$300	$695	$600

Contributions. We made a $1.2 million and $0.8 million contribution to our pension plan in the quarters ended March 31, 2009 and June 30, 2009, respectively, and expect to contribute $4.2 million in total in 2009.

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

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Total Operating Revenues:
United States	$78,641	$111,113	$139,188	$192,834
Germany	29,072	40,888	50,642	75,737
The Netherlands	16,057	12,951	24,702	42,656
Japan	16,040	16,168	26,969	31,549
Italy	9,168	25,433	16,049	25,798
China	8,826	3,141	12,443	18,726
Brazil	7,937	10,665	14,335	18,604
United Kingdom	7,672	13,201	13,987	20,948
Thailand	6,704	5,841	12,513	9,267
France	6,569	11,933	14,304	21,104
Taiwan	5,111	3,422	7,655	10,794
Poland	4,943	11,240	5,602	11,029
Canada	4,100	3,941	7,828	14,595
Sweden	3,730	3,152	6,181	7,535
Mexico	3,584	8,487	5,806	6,266
Turkey	3,568	6,176	5,680	9,425
Denmark	3,276	2,797	6,079	5,835
Korea, Republic of	2,706	4,509	4,600	5,341
Argentina	2,657	4,387	5,303	7,465
Australia	2,346	3,791	3,202	8,175
Austria	2,227	3,937	2,938	5,230
Norway	1,875	1,758	1,969	1,927
Belgium	1,677	7,056	14,659	12,264
Switzerland	1,357	1,382	2,952	2,396
Malaysia	1,337	1,580	2,400	2,913
India	1,162	1,077	2,263	1,945
Czech Republic	1,157	1,171	2,264	2,424
Other	10,322	24,172	16,266	39,448

	$243,821	$345,369	$428,779	$612,230

	June 30, 2009	December 31, 2008
Long-Lived Assets:
United States	$324,686	$303,278
France	108,776	108,665
Brazil	57,752	48,237
Germany	39,937	39,361
The Netherlands	34,058	34,018
China	2,320	2,317
Japan	(59)	6,699
Other	11,740	11,685

	$579,210	$554,260

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

Kraton Polymers LLC

Condensed Consolidating Balance Sheet

June 30, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$—	$2,486	$15,224	$—	$17,710
Receivables, net	24,425	63,875	87,390	(49,243)	126,447
Inventories of products, net	—	96,915	146,525	(12,085)	231,355
Inventories of materials and supplies	—	6,852	4,517	—	11,369
Deferred income taxes	—	14,778	—	—	14,778
Other current assets	6,786	1,714	4,074	—	12,574

Total current assets	31,211	186,620	257,730	(61,328)	414,233
Property, plant and equipment, less accumulated depreciation	95,896	175,619	105,205	—	376,720
Identifiable intangible assets, less accumulated amortization	16,827	—	46,938	—	63,765
Investment in consolidated subsidiaries	909,479	—	—	(909,479)	—
Investment in unconsolidated joint venture	813	—	10,737	—	11,550
Deferred financing costs	6,602	—	—	—	6,602
Deferred income taxes	21,020	6,698	622	(28,340)	—
Other long-term assets	116,708	472,429	15,405	(582,428)	22,114

Total Assets	$1,198,556	$841,366	$436,637	$(1,581,575)	$894,984

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$3,343	$—	$—	$—	$3,343
Accounts payable-trade	2,700	32,258	41,972	—	76,930
Other payables and accruals	15,940	37,877	20,277	(24,215)	49,879
Due to related party	—	8,501	25,882	(25,028)	9,355
Insurance note payable	3,019	—	—	—	3,019

Total current liabilities	25,002	78,636	88,131	(49,243)	142,526
Long-term debt, net of current portion	483,057	—	—	—	483,057
Deferred income taxes	58,944	—	—	(28,340)	30,604
Long-term liabilities	469,004	53,960	122,380	(582,428)	62,916

Total liabilities	1,036,007	132,596	210,511	(660,011)	719,103

Commitments and contingencies (Note 11)
Member’s equity
Common equity	165,860	742,578	178,986	(921,564)	165,860
Accumulated other comprehensive income	(3,311)	(33,808)	47,140	—	10,021

Total member’s equity	162,549	708,770	226,126	(921,564)	175,881

Total Liabilities and Member’s Equity	$1,198,556	$841,366	$436,637	$(1,581,575)	$894,984

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

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

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$122,112	$151,539	$(39,910)	$233,741
Other	—	—	10,080	—	10,080

Total operating revenues	—	122,112	161,619	(39,910)	243,821
Cost of Goods Sold	5,449	95,779	146,742	(39,910)	208,060

Gross Profit	(5,449)	26,333	14,877	—	35,761

Operating Expenses
Research and development	—	3,485	1,586	—	5,071
Selling, general, and administrative	(272)	9,123	9,201	—	18,052
Depreciation and amortization	3,973	5,522	3,047	—	12,542

Total operating expenses	3,701	18,130	13,834	—	35,665

Gain on Extinguishment of Debt	4,340	—	—	—	4,340
Equity in Earnings of Consolidated Subsidiaries	12,781	—	—	(12,781)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	102	—	102
Interest Expense, net	9,725	(2,746)	846	—	7,825

Income (Loss) Before Income Taxes	(1,754)	10,949	299	(12,781)	(3,287)
Income Tax Expense (Benefit)	2,424	33	(1,566)	—	891

Net Income (Loss)	$(4,178)	$10,916	$1,865	$(12,781)	$(4,178)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$173,152	$201,984	$(46,774)	$328,362
Other	—	—	17,007	—	17,007

Total operating revenues	—	173,152	218,991	(46,774)	345,369
Cost of Goods Sold	(1,457)	139,801	191,253	(46,774)	282,823

Gross Profit	1,457	33,351	27,738	—	62,546

Operating Expenses
Research and development	—	4,186	3,217	—	7,403
Selling, general, and administrative	235	8,643	11,031	—	19,909
Depreciation and amortization	4,169	5,379	3,562	—	13,110

Total operating expenses	4,404	18,208	17,810	—	40,422

Equity in Earnings of Consolidated Subsidiaries	21,902	—	—	(21,902)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	159	—	159
Interest Expense, net	10,046	(2,489)	1,861	—	9,418

Income (Loss) Before Income Taxes	8,909	17,632	8,226	(21,902)	12,865
Income Tax Expense (Benefit)	(1,307)	15	3,941	—	2,649

Net Income (Loss)	$10,216	$17,617	$4,285	$(21,902)	$10,216

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$218,973	$273,425	$(80,791)	$411,607
Other	—	—	17,172	—	17,172

Total operating revenues	—	218,973	290,597	(80,791)	428,779
Cost of Goods Sold	(3,706)	191,552	277,030	(80,791)	384,085

Gross Profit	3,706	27,421	13,567	—	44,694

Operating Expenses
Research and development	—	6,060	3,980	—	10,040
Selling, general, and administrative	(625)	19,354	17,574	—	36,303
Depreciation and amortization	8,141	11,025	5,940	—	25,106

Total operating expenses	7,516	36,439	27,494	—	71,449

Gain on Extinguishment of Debt	23,831	—	—	—	23,831
Equity in Earnings of Consolidated Subsidiaries	(18,948)	—	—	18,948	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	176	—	176
Interest Expense, net	19,858	(5,471)	2,346	—	16,733

Income (Loss) Before Income Taxes	(18,785)	(3,547)	(16,097)	18,948	(19,481)
Income Tax Expense (Benefit)	1,859	67	(763)	—	1,163

Net Income (Loss)	$(20,644)	$(3,614)	$(15,334)	$18,948	$(20,644)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$304,120	$370,187	$(89,657)	$584,650
Other	—	—	27,580	—	27,580

Total operating revenues	—	304,120	397,767	(89,657)	612,230
Cost of Goods Sold	(67)	238,315	352,308	(89,657)	500,899

Gross Profit	67	65,805	45,459	—	111,331

Operating Expenses
Research and development	—	9,630	5,691	—	15,321
Selling, general, and administrative	252	24,190	20,922	—	45,364
Depreciation and amortization	9,790	10,761	7,211	—	27,762

Total operating expenses	10,042	44,581	33,824	—	88,447

Equity in Earnings of Consolidated Subsidiaries	29,565	—	—	(29,565)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	220	—	220
Interest Expense, net	21,020	(5,065)	3,848	—	19,803

Income (Loss) Before Income Taxes	(1,430)	26,289	8,007	(29,565)	3,301
Income Tax Expense (Benefit)	(2,236)	15	4,716	—	2,495

Net Income (Loss)	$806	$26,274	$3,291	$(29,565)	$806

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Cash flows provided by (used in) operating activities	$(22,334)	$19,861	$7,180	$—	$4,707
Cash flows used in investing activities
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(22,247)	(577)	—	(22,824)

Net cash used in investing activities	—	(22,247)	(577)	—	(22,824)

Cash flows provided by (used in) financing activities
Borrowings under debt obligations	53,000	—	—	—	53,000
Repayment of debt obligations	(115,341)	—	—	—	(115,341)
Proceeds from (payments on) intercompany loan	81,656	(60,588)	(21,068)	—	—
Proceeds from insurance note payable	3,019	—	—	—	3,019

Net cash provided by (used in) financing activities	22,334	(60,588)	(21,068)	—	(59,322)

Effect of exchange rate difference on cash and cash equivalents	—	—	(6,247)	—	(6,247)

Net decrease in cash and cash equivalents	—	(62,974)	(20,712)	—	(83,686)
Cash and cash equivalents at beginning of period	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$2,486	$15,224	$—	$17,710

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Kraton Polymers LLC

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(15,370)	$18,770	$(17,263)	$—	$(13,863)
Cash flows used in investing activities
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(7,811)	(1,858)	—	(9,669)

Net cash used in investing activities	—	(7,811)	(1,858)	—	(9,669)

Cash flows provided by (used in) financing activities
Borrowings under debt obligations	154,750	—	—	—	154,750
Repayment of debt obligations	(166,472)	—	—	—	(166,472)
Proceeds from cash contribution from member	10,000	—	—	—	10,000
Proceeds from (payments on) intercompany loan	17,586	(19,040)	1,454	—	—
Payment of insurance note payable	(494)	—	—	—	(494)

Net cash provided by (used in) financing activities	15,370	(19,040)	1,454	—	(2,216)

Effect of exchange rate difference on cash and cash equivalents	—	—	(1,177)	—	(1,177)

Net decrease in cash and cash equivalents	—	(8,081)	(18,844)	—	(26,925)
Cash and cash equivalents at beginning of period	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	$—	$3,071	$18,281	$—	$21,352

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

15. Subsequent Event

We have evaluated significant events and transactions that occurred from July 1, 2009 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2009.

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

Recent Developments

New Innovations. Consistent with our strategy, we believe that we continue to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets throughout the second quarter of 2009. Below are our most recently announced product innovations.

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

In April 2009 we announced an innovation with proven ability to double styrene-butadiene-styrene (SBS) modification levels in pre-modified asphalt emulsions. These new high polymer content or “HPC” emulsions are a result of Kraton utilizing our latest development in high vinyl products. The effects of the enhanced mechanical properties can enable a transformation of traditional modified asphalt emulsion applications as well as open the door to new opportunities.

In May 2009 we announced our recent commercialization of Kraton G1645, a polymer that creates new opportunities to replace PVC in medical applications. In recent years there has been increased demand for eco-friendly, better performing products versus conventional elastomers. We have delivered breakthrough technology offering a clear, sterilizable, strong elastomer that offers a broad formulating window without the need for phthalate plasticizers. Our technology provides a solution that is eco-friendly and ultra-clear in comparison to PVC or silicone.

In June 2009 we announced our newly commercialized Nexar™ polymer product family. The Nexar polymer family is uniquely designed for high performance breathable fabrics, water transport, filtration and separation applications.

In June 2009 we announced new advances in pressure sensitive adhesives for the tape market. We have determined it is now possible to blend Kraton styrene-isoprene-butadiene-styrene (SIBS) and styrene-butadiene-styrene (SBS) polymers with rosin ester tackifying resins. The initial testing indicates the unique combination of Kraton SIBS and SBS with a rosin ester can produce a tape with properties similar to a traditional SIS and C5 hydrocarbon resin formulation, resulting in a system cost savings of 10% to 20%. The SIBS product is more compatible with the SBS, allowing higher concentrations of the lower cost SBS in tape formulations while maintaining excellent pressure sensitive performance.

Kraton Innovation Center. In June 2009 we announced the grand opening of our state-of-the-art Kraton Innovation Center located in the West Houston Energy Corridor. The world-class technology facility allows Kraton to upgrade and expand its current capabilities in ways that we believe will build on existing synergies and significantly improve process efficiencies for the ultimate benefit of our customers.

Purchase of a portion of our 8.125% Notes. In April 2009, TJ Chemical Holdings LLC, or “TJ Chemical,” purchased approximately $6.3 million face value of our 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing our Notes, TJ Chemical contributed the purchased Notes to Polymer Holdings which in turn contributed the Notes to us. We are holding the Notes as treasury bonds. Also in April 2009, we purchased approximately $0.7 million face value of our 8.125% Notes for cash consideration of $0.3 million which we are holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2009.

Pricing. In July 2009 we announced the implementation of a series of global price increases which were generally broad-based across our end-use markets and in response to the increase in raw material and energy costs. These announced global price increases were effective August 1, 2009.

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene, and isoprene. These monomers together represented approximately 52%, 45% and 49% of our total cost of goods sold for the twelve months ended December 31, 2008, and the six months ended June 30, 2009 and 2008, respectively. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. The cost of these monomers has generally been correlated to changes in crude prices and affected by global supply and demand and global economic conditions. The market prices for these monomers declined significantly late in 2008 and into the first quarter of 2009. During the second quarter of 2009 certain monomer costs increased from the first quarter of 2009.

We believe that through our contractual arrangements with suppliers, or through other arrangements, we can presently source adequate supplies of styrene, butadiene and isoprene at competitive, market-based prices. We can provide no assurances, however, that our suppliers of raw materials will not terminate applicable contracts at the expiration of their terms or that we will be able to obtain substitute contractual arrangements on comparable terms, or that we generally will be able to source raw materials on an economic basis in the future. Our U.S. butadiene supply agreement with Shell Chemical expired as of April 30, 2009. We currently have access to adequate butadiene supplies at competitive market rates, and we are currently engaged in efforts with various suppliers and potential suppliers to purchase ongoing and continuing supplies of butadiene for our U.S operations.

Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, LyondellBasell Industries, and other suppliers under long-term supply contracts with various expiration dates. Our Isoprene Sales Contract with Shell Chemical ends on December 31, 2009, subject to termination as of that date or any date thereafter, on not less than four (4) months written notice given by either party.

In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil generally purchases all of its raw materials from local third-party suppliers.

International Operations and Currency Fluctuations. We operate a geographically diverse business serving customers in more than 60 countries from six manufacturing plants in six countries. For the six months ended June 30, 2009, 41% of net product sales were generated from customers located in the Americas, 40% in Europe and 17% in the Asia Pacific region.

Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real.

Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. On February 18, 2009 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million which expires on December 29, 2009. See Note 9(a) of Notes to Condensed Consolidated Financial Statements for further discussion.

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

Outlook

The effects of the global economic slowdown on Kraton’s business appeared to begin to shift to recovery in the second quarter of 2009 as evidenced by our quarterly sales volume, as compared to the previous year’s comparable quarter, which improved from a 39% decline in the first quarter of 2009 to a 24% decline in the second quarter of 2009, with our June 2009 sales volume narrowing to a 12% decline compared to June 2008.

RESULTS OF OPERATIONS

The following table summarizes certain information relating to our operating results that has been derived from our Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Sales	$233,741	$328,362	$411,607	$584,650
Other	10,080	17,007	17,172	27,580

Total operating revenues	243,821	345,369	428,779	612,230
Cost of Goods Sold	208,060	282,823	384,085	500,899

Gross Profit	35,761	62,546	44,694	111,331

Operating Expenses
Research and development	5,071	7,403	10,040	15,321
Selling, general and administrative	18,052	19,909	36,303	45,364
Depreciation and amortization	12,542	13,110	25,106	27,762

Total operating expenses	35,665	40,422	71,449	88,447

Gain on Extinguishment of Debt	4,340	—	23,831	—
Equity in Earnings of Unconsolidated Joint Venture	102	159	176	220
Interest Expense, net	7,825	9,418	16,733	19,803

Income (Loss) Before Income Taxes	(3,287)	12,865	(19,481)	3,301
Income Tax Expense	891	2,649	1,163	2,495

Net Income (Loss)	$(4,178)	$10,216	$(20,664)	$806

Three Months Ended June 30, 2009 Compared to Same Period in 2008

Operating Revenues

Operating revenues for the three months ended June 30, 2009 decreased $101.5 million or 29.4% compared to the same period in 2008. The decrease was driven primarily by:

Sales decreased $94.6 million or 28.8%. Sales volume amounted to 71.4 kT in 2009 compared to 94.2 kT in 2008. The 22.8 kT or 24.0% decline in sales volume reduced sales by $77.5 million. The impact of changes in foreign currency exchange rates reduced sales by $17.7 million.

The following are the primary factors influencing our sales volume:

•

In our Adhesives, Sealants and Coatings end-use market, we experienced a decrease in sales volume due to weakness in demand for commercial packaging tape applications, which began in the second-half of 2008 and continued into the second quarter of 2009. In addition, non-woven and construction applications sales volume have been negatively impacted by deteriorating global economic conditions.

•

In our Advanced Materials end-use market, our sales volume into automotive, consumer electronics/appliances, and personal care applications declined commensurate with deteriorating global economic conditions.

•

In our Paving and Roofing end-use market, roofing applications were lower due to the overall decline in construction activity. We also experienced a decline in asphalt modification volume, largely due to delays associated with the uncertainty around the impact of the U.S. Government economic stimulus spending.

Other revenue decreased $6.9 million or 40.7%. Other revenue primarily consists of the sales of small quantities of by-products resulting from the manufacturing process of isoprene rubber, which is offset by a corresponding cost included in cost of goods sold.

Cost of Goods Sold

Cost of goods sold for three months ended June 30, 2009 decreased $74.8 million or 26.4% compared to the same period in 2008. The decrease was driven primarily by:

•	$53.6 million related to the decline in sales volume,

•	$13.2 million from changes in foreign currency exchange rates,

•	$6.9 million due to lower by-product costs and

•	$1.1 million in monomer and other production costs.

As a percentage of operating revenues, cost of goods sold increased to 85.3% from 81.9%.

Gross Profit

Gross profit for the three months ended June 30, 2009 decreased $26.8 million or 42.8% compared to the same period in 2008. The decrease was driven primarily by a decrease in sales volume. As a percentage of operating revenues, gross profit decreased to 14.7% from 18.1%.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 decreased $4.8 million or 11.8% compared to the same period in 2008. The decrease was driven primarily by:

Research and development decreased $2.3 million or 31.5%. The decrease was largely due to the costs associated with the realignment of our Research and Technology Service organization in 2008. As a percentage of operating revenues, research and development was unchanged at 2.1%.

Selling, general and administrative decreased $1.9 million or 9.3%. The decrease was primarily due to a reduction of our incentive compensation costs and lower restructuring costs. As a percentage of operating revenues, selling, general and administrative increased to 7.4% from 5.8%.

Interest Expense, net.

Interest expense, net for the three months ended June 30, 2009 decreased $1.6 million or 17.0% to $7.8 million compared to $9.4 million during the same period in 2008. The decrease was primarily due to lower interest rates and amortized gains from our interest rate swap that was settled in June 2008. The average debt balances outstanding were $532.6 million for the three months ended June 30, 2009 and $568.9 million for the three months ended June 30, 2008. The effective interest rates on our debt were 5.9% for the three months ended June 30, 2009 and 6.6% for the three months ended June 30, 2008.

Income Tax Expense

Income tax expense was $0.9 million for three months ended June 30, 2009 compared to $2.6 million for the three months ended June 30, 2008. The effective tax rate was (27.1)% for the three months ended June 30, 2009 compared to 20.6% for the three months ended June 30, 2008. Our effective tax rate for the current period was less than our statutory rate primarily due to a decrease in pre-tax income, along with not recording a tax benefit for certain net operating losses generated during that period and a change in mix of pre-tax income between foreign and domestic tax jurisdictions. Our effective tax rate for the prior period was higher than our statutory rate primarily due to an increase in pre-tax income, along with not recording a tax benefit for certain net operating losses generated during that period and a change in mix of pre-tax income between foreign and domestic tax jurisdictions.

Net Income (Loss)

Net loss was $4.2 million for the three months ended June 30, 2009, a decrease of $14.4 million compared to a net income of $10.2 million in the same period in 2008.

Six Months Ended June 30, 2009 Compared to Same Period in 2008

Operating Revenues

Operating revenues for the six months ended June 30, 2009 decreased $183.5 million or 30.0% compared to the same period in 2008. The decrease was driven primarily by:

Sales decreased $173.0 million or 29.6%. Sales volume amounted to 118.5 kT in 2009 compared to 171.0 kT in 2008. The 52.5 kT or 30.7% decline in sales volume reduced sales by $171.2 million. The impact of changes in foreign currency exchange rates reduced sales by $31.2 million. Partially offsetting these decreases in sales was a $29.4 million increase in global product sales prices and changes in product mix.

The following are the primary factors influencing our sales volume:

•

In our Adhesives, Sealants and Coatings end-use market, we experienced a decrease in sales volume due to weakness in demand for commercial packaging tape applications, which began in the second-half of 2008 and has continued into the first half of 2009. In addition, non-woven and construction applications sales volume have been negatively impacted by deteriorating global economic conditions.

•

In our Advanced Materials end-use market, our sales volume into automotive, consumer electronics/appliances, and personal care applications declined commensurate with deteriorating global economic conditions.

•

In our Paving and Roofing end-use market, roofing applications were lower due to the overall decline in construction activity. We also experienced a decline in asphalt modification volume, largely due to delays associated with the uncertainty around the impact of the U.S. Government economic stimulus spending.

Other revenue decreased $10.4 million or 37.7%. Other revenue primarily consists of the sales of small quantities of by-products resulting from the manufacturing process of isoprene rubber, which is offset by a corresponding cost included in cost of goods sold.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2009 decreased $116.8 million or 23.3% compared to the same period in 2008. The decrease was driven primarily by:

•	$121.4 million related to the decline in sales volume,

•	$23.8 million from changes in foreign currency exchange rates,

•	$10.4 million due to lower by-product costs, partially offset by

•	$38.8 million in monomer and other production costs.

As a percentage of operating revenues, cost of goods sold increased to 89.6% from 81.8%.

Gross Profit

Gross profit for the six months ended June 30, 2009 decreased $66.6 million or 59.9% compared to the same period in 2008. The decrease was driven primarily by a decrease in sales volume. As a percentage of operating revenues, gross profit decreased to 10.4% from 18.2%.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 decreased $17.0 million or 19.2% compared to the same period in 2008. The decrease was driven primarily by:

Research and development decreased $5.3 million or 34.5%. The decrease was largely due to the costs associated with the realignment of our Research and Technology Service organization in 2008. As a percentage of operating revenues, research and development decreased to 2.3% from 2.5%.

Selling, general and administrative decreased $9.1 million or 20%. The decrease was primarily due to lower restructuring costs and a reduction of our incentive compensation costs of $8.1 million. As a percentage of operating revenues, selling, general and administrative increased to 8.5% from 7.4%.

Interest Expense, net.

Interest expense, net for the six months ended June 30, 2009 decreased $3.1 million or 15.5% to $16.7 million compared to $19.8 million during the same period in 2008. The decrease was primarily due to lower interest rates and amortized gains from our interest rate swap that was settled in June 2008. The average debt balances outstanding were $549.6 million for the six months ended June 30, 2009 and $565.6 million for the six months ended June 30, 2008. The effective interest rates on our debt were 6.1% for the six months ended June 30, 2009 and 7.0% for the six months ended June 30, 2008.

Income Tax Expense

Income tax expense was $1.2 million for the six months ended June 30, 2009 compared to $2.5 million for the six months ended June 30, 2008. The effective tax rate was (6.0)% for the six months ended June 30, 2009 compared to 75.6% for the six months ended June 30, 2008. Our effective tax rate for the current period was less than our statutory rate primarily due to a decrease in pre-tax income, along with not recording a tax benefit for certain net operating losses generated during that period and a change in mix of pre-tax income between foreign and domestic tax jurisdictions. Our effective tax rate for the prior period was higher than our statutory rate primarily due to an increase in pre-tax income, along with not recording a tax benefit for certain net operating losses generated during that period and a change in mix of pre-tax income between foreign and domestic tax jurisdictions.

Net Income (Loss)

Net loss was $20.6 million for the six months ended June 30, 2009, a decrease of $21.4 million compared to a net income of $0.8 million in the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

We are a holding company without any operations or assets other than the operations of our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations and existing cash balances.

Credit markets in the United States have experienced varying degrees of credit volatility and contraction that have limited and reduced our ability to explore financing options. This volatility has been caused by many factors, including concerns about creditworthiness in the overall market, especially the financial services sector, which has culminated in the failure or consolidation of several large financial and investment institutions. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. During this credit contraction, we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs.

Based upon current and anticipated levels of operations, we believe that cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our 8.125% Notes and senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Since feedstock costs represent approximately 50% of our cost of production, in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory, partially offset by increased value of accounts payable. Conversely, in periods where feedstock costs are declining, Kraton generates cash flow from decreases in working capital. We currently expect to have lower levels of working capital in 2009. There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At June 30, 2009, we had $17.7 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and cash in our operating accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. We have available to us, upon compliance with customary conditions, the $75.5 million revolving portion of the senior secured credit facility of which we had borrowed $0.0 million at June 30, 2009. While we have met the conditions required to provide us full access to the revolving portion of our senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although, based upon our present analysis, we currently believe that any such shortfall would not exceed 10% of the total amount of such revolver. Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.45 beginning March 31, 2009 through September 30, 2009 and 4.00 beginning December 31, 2009 and continuing thereafter.

Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. As of June 30, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the 8.125% Notes. The maintenance of these financial ratios is based on our level of profitability. If the 2009 global economic environment worsens or other factors arise which negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

From time to time, on an ongoing basis, we continue to evaluate options with respect to our overall debt structure, including, without limitation, the possibility of cash purchases, in the open market, privately negotiated transactions or otherwise, of Kraton indebtedness up to amounts permitted under our senior secured credit facility. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In March 2009, we purchased and extinguished $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and extinguishment of these 8.125% Notes. In April 2009 TJ Chemical purchased approximately $6.3 million face value of our 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing our Notes, TJ Chemical contributed the purchased Notes to Polymer Holdings which in turn contributed the Notes to us. We are holding the Notes in treasury. Also in April 2009 we purchased approximately $0.7 million face value of our 8.125% Notes for cash consideration of $0.3 million which we are holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2009.

Operating Cash Flows

Net cash provided by operating activities increased $18.6 million to $4.7 million for the six months ended June 30, 2009 compared to $13.9 million used in operating activities during the same period in 2008. This change was driven primarily by:

•

Decreased working capital due to decreases in inventory and accounts receivable, partially offset by decreased accounts payable, other payables and accruals and related party balances primarily related to decreased costs of feedstocks and sales volume.

Investing Cash Flows

Net cash flows used in investing activities totaled $22.8 million for the six months ended June 30, 2009 compared to net cash flows used in investing activities of $9.7 million during the same period in 2008. This $13.1 million increase was primarily driven by timing of capital expenditures.

Expected Capital Expenditures. We are forecasting 2009 expenditures of approximately $50.0 million. Our minimum annual capital expenditure levels to maintain and achieve required improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million. We are upgrading certain systems and operating controls at our Belpre, Ohio facility. This project is designed to significantly improve the effectiveness, competitiveness and operating efficiency of the Belpre plant. The project began in the second-half of 2008 and will be completed in distinct phases extending into

2012, with 2009 spending estimated at $9.0 million and the total project spending estimated at $40.0 million. We are also investing in a Global Enterprise Resource Plan (ERP) which began in January 2009 with a cost of approximately $15.0 million to be incurred in 2009. We have undertaken this project to upgrade to an ERP implementation utilizing a single global system and implementing best practices for our industry. This will result in Kraton having a world-class global ERP system. The ERP implementation is projected to be completed by January 2010.

Financing Cash Flows and Liquidity

Kraton’s consolidated capital structure as of June 30, 2009, was 73% debt and 27% member’s equity.

Net cash used in financing activities totaled $59.3 million for the six months ended June 30, 2009 compared to $2.2 million during the same period in 2008. This change was driven primarily by:

•	$10.5 million to purchase and extinguish $30 million face value of our 8.125% Notes,

•	$50 million repayment on the Revolver in June 2009.

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

In the context of the separation in February 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before the separation, subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.

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

Off-Balance Sheet Transactions

We are not involved in any material off-balance sheet transactions as of June 30, 2009.

OTHER ISSUES

New Accounting Pronouncements

The following new accounting pronouncements have been issued, but have not yet been adopted as of June 30, 2009:

FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” In December 2008, the FASB issued FSP No. FAS 132(R)-1 which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by the retirement plan and the concentrations of risk in those plans. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. For Kraton, FSP No. FAS 132(R)-1 is effective as of January 1, 2010. Kraton is currently evaluating the effect of adopting FSP No. FAS 132(R)-1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. We have $323.4 million of variable rate debt outstanding under our senior secured credit facility as of June 30, 2009. The debt bears interest at the adjusted Eurodollar rate plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, with a margin of 2.0%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income at June 30, 2009 and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense. In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, with a margin of 2.0%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement is effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, with a margin of 2.0%, which resulted in a total cost of 3.53%. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on the term loan portion of the Term Facility.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Item 6.	Exhibits.

Exhibit Number
10.1	Amendment Number 6 to Isoprene Sales Contract dated July 29, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on July 31, 2009)

10.2	Amendment Number 5 to Isoprene Sales Contract dated June 26, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on July 1, 2009)

10.3	Amendment Number 4 to Isoprene Sales Contract dated May 28, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on May 29, 2009)

10.4	Amendment Number 3 to Isoprene Sales Contract dated April 24, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on April 29, 2009)

*31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

*31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

*32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON POLYMERS LLC

Date: August 11, 2009	/s/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: August 11, 2009	/s/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer