Form 10-Q
period 2009-09-30
Kraton Polymers LLC
filed 2009-11-12
CIK 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

September 30, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” that reflect our plans, beliefs, expectations and current views with respect to, among other things, future events and financial performance. We may also make forward-looking statements in our Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, and current reports on Form 8-K, in press releases and other written materials, and in oral statements made by our officers, directors or employees to third parties. All statements, other than statements of historical fact, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•	conditions in the global economy and capital markets,

•	our dependence on LyondellBasell, Shell Chemicals and other suppliers to perform their obligations to us,

•

failure of our suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials and interrupt production,

•	limited availability or increases in prices of raw materials used in our business,

•	our substantial level of indebtedness and the operating and financial restrictions imposed by our debt instruments and related indentures,

•	competitive pressures in the specialty chemicals industry,

•	our ability to continue technological innovation and successful commercial introduction of new products,

•	our ability to protect intellectual property and other proprietary information,

•	losses due to lawsuits arising out of intellectual property infringement and product liability claims,

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical manufacturing,

•	compliance with extensive environmental, health and safety laws, including regulation of our employees’ exposure to butadiene, could require material expenditures or changes in our operations,

•	the risk of accidents that could disrupt our operations or expose us to significant losses or liabilities,

•	governmental regulations and trade restrictions,

•	exposure to interest rate and currency fluctuations,

•	acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and sold, and

•	other risks and uncertainties described in this report and other reports and documents.

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

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$22,365	$101,396
Receivables, net of allowances of $1,832 and $2,512	132,756	95,443
Inventories of products, net	252,646	324,193
Inventories of materials and supplies, net	9,712	11,055
Deferred income taxes	14,778	14,778
Other current assets	24,269	6,769

Total current assets	456,526	553,634
Property, plant and equipment, less accumulated depreciation of $201,371 and $182,252	381,988	372,008
Identifiable intangible assets, less accumulated amortization of $41,099 and $36,169	61,181	67,051
Investment in unconsolidated joint venture	11,997	12,371
Deferred financing costs	6,145	8,184
Other long-term assets	22,043	18,626

Total Assets	$939,880	$1,031,874

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$3,343	$3,343
Accounts payable-trade	83,510	75,177
Other payables and accruals	68,059	69,349
Due to related party	15,601	25,585

Total current liabilities	170,513	173,454
Long-term debt, net of current portion	482,222	571,728
Deferred income taxes	20,112	34,985
Long-term liabilities	63,134	63,117

Total Liabilities	735,981	843,284

Commitments and contingencies (note 11)
Member’s equity
Common equity	188,202	182,767
Accumulated other comprehensive income	15,697	5,823

Total member’s equity	203,899	188,590

Total Liabilities and Member’s Equity	$939,880	$1,031,874

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating Revenues
Sales	$270,454	$363,275	$682,061	$947,925
Other	18,064	18,892	35,235	46,472

Total operating revenues	288,518	382,167	717,296	994,397
Cost of Goods Sold	218,549	287,719	602,633	788,618

Gross Profit	69,969	94,448	114,663	205,779

Operating Expenses
Research and development	5,075	5,808	15,115	21,129
Selling, general and administrative	20,282	28,214	56,585	73,578
Depreciation and amortization	16,477	13,118	41,582	40,880

Total operating expenses	41,834	47,140	113,282	135,587

Gain on Extinguishment of Debt	—	—	23,831	—
Equity in Earnings of Unconsolidated Joint Venture	129	94	305	314
Interest Expense, net	8,044	7,875	24,778	27,678

Income (Loss) Before Income Taxes	20,220	39,527	739	42,828
Income Tax Expense (Benefit)	(1,645)	4,910	(482)	7,405

Net Income	$21,865	$34,617	$1,221	$35,423

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,221	$35,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,582	40,880
Lower-of-cost-or-market inventory adjustment	669	—
Gain on extinguishment of debt	(23,831)	—
Amortization of deferred financing costs	2,038	1,648
Loss on disposal of property, plant and equipment	411	192
Change in fair value of interest rate swaps	(1,263)	(420)
Earnings in unconsolidated joint venture	128	727
Deferred income tax benefit	(8,306)	(2,813)
Non-cash compensation related to equity awards	1,714	778
Decrease (increase) in
Accounts receivable	(32,417)	(46,394)
Inventories of products, materials and supplies	94,010	(33,133)
Other assets	(13,808)	310
Increase (decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(8,708)	7,385
Due to related party	(12,291)	(1,198)

Net cash provided by operating activities	41,149	3,385

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(36,146)	(15,338)
Proceeds from sale of property, plant and equipment	3,853	17

Net cash used in investing activities	(32,293)	(15,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	124,000	316,250
Repayment of debt	(187,177)	(278,808)
Cash contribution from member	—	10,000

Net cash provided by (used in) financing activities	(63,177)	47,442

Effect of exchange rate differences on cash and cash equivalents	(24,710)	456

Net increase (decrease) in cash and cash equivalents	(79,031)	35,962
Cash and cash equivalents, beginning of period	101,396	48,277

Cash and cash equivalents, end of period	$22,365	$84,239

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$8,379	$8,030
Cash paid during the period for interest	$27,652	$37,239

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Organization and Description of Business. Kraton Polymers LLC, or “Kraton,” and its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us,” “our company” and/or “the Company.” Kraton Polymers LLC directly or indirectly owns 100% of the equity interests in (1) Elastomers Holdings LLC (holding company of Kraton’s United States (U.S.) operations), (2) K.P. Global Holdings C.V. (holding company of the remainder of our global operations), and (3) Kraton Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or “Polymer Holdings,” owns 100% of the equity interests of Kraton, either directly or indirectly. TJ Chemical Holdings LLC, or “TJ Chemical,” owns 100% of the equity interests in Polymer Holdings. TJ Chemical is owned by TPG III Polymer Holdings LLC, TPG IV Polymer Holdings LLC, Kraton Management LLC and certain entities affiliated with J.P. Morgan Partners, LLC.

We believe we are the world’s leading producer, as measured by 2008 sales revenues and volumes, of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered over 40 years ago. SBCs are highly-engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. The majority of our polymers are highly customized to specific applications and thus are a critical component to the performance of our customers’ products, yet each polymer represents a small fraction of the overall cost of a customer’s finished product. Each polymer requires a significant amount of testing and certification, which, when combined with our proprietary chemistry, encourages strong customer loyalty.

We believe that our superior technical expertise, strong customer relationships, track record of innovation, second-to-none service offering, diversity of customers and geographies, and history of continuous improvements, together with the recognized quality standard associated with our KRATON® brand name have enabled us to maintain our leading global position in SBCs. We serve a large number of customers across a diverse set of end-use markets in many regions of the world. As a result, we believe our sales are less sensitive to conditions in any one particular end-use market or region. We currently offer approximately 800 products to more than 700 customers in over 60 countries worldwide. We are the only SBC producer with manufacturing and service capabilities on four continents, enabling us to meet the global needs of our multinational customers. We manufacture products at six plants globally, including our flagship plant in Belpre, Ohio, the largest by production volume and most diversified SBC plant in the world, as well as plants in Germany, France, the Netherlands and Brazil, and a joint venture operated plant in Japan.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements presented herein are for our company and our consolidated subsidiaries, each of which is a wholly-owned subsidiary.

These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effect of seasonal changes and weather conditions which typically affect our polymer product sales into our Paving and Roofing end-use market.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

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

2. Recently Issued Accounting Standards

Adopted Accounting Standards

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of Accounting Standards Codification, (“ASC”), 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. Our adoption of the new guidance did not have a material effect on our condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), included in the Codification as ASC 350-30-50-4. This topic amends

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted this topic, which did not have any impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”), included in the Codification as ASC 815-10-65-1. This topic requires enhanced disclosure related to derivatives and hedging activities. This topic must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this topic on January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations,” included in the Codification as ASC 805-10-05-2. The primary requirements of this topic are as follows: (i) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii) All transaction costs will be expensed as incurred. This topic is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Our adoption of this topic on January 1, 2009 has had no impact to our financial position, results of operations or cash flows. A significant impact may, however, be realized on any future acquisitions by us. The amount of such impact will depend on the nature and terms of such future acquisition, if any.

Future Adoption of Accounting Standards

In January 2009, the FASB issued FSP Issue No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), included in the Codification as ASC 715-20-65-2. This topic provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This topic is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact that this topic will have on our condensed consolidated financial statements.

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” previously referred to as SFAS No. 123(R), which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. See Note 12 for further discussion.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information pertaining to option activity for the nine months ended September 30, 2009 is as follows:

	Options	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2008	22,101	$1.00
Granted	—	—
Exercised	—	—
Forfeited	(548)	1.00

Outstanding at September 30, 2009	21,553	$1.00

4. Restructuring and Restructuring-Related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

In 2008, we restructured our research and technical service organizations to better align our research and product development capabilities with our customers’ needs and market requirements and to focus on our core capabilities and incurred $1.7 million and $0.5 million of severance and other staffing-related costs which were recorded in research and development expenses in the Condensed Consolidated Statements of Operations in the three month periods ended March 31, 2008 and June 30, 2008, respectively. Substantially all of the cash expenditures related to this restructuring were paid as of the end of the first quarter of 2009.

On September 10, 2009, we committed to exit our Pernis facility as of December 31, 2009. In connection with our exit from the Pernis facility, we incurred $5.1 million in asset retirement obligations, $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts. The asset retirement obligations and the restructuring costs were recorded in the third quarter of 2009. As a result of our commitment to exit the Pernis facility, we performed an impairment test on the related property and equipment at September 30, 2009 pursuant to ASC 360-10-35, and concluded that there was no impairment. The $17.1 million of property and equipment related to Pernis will continue to be classified as assets held and used and will be fully depreciated over their remaining estimated useful life through December 31, 2009. We currently expect that the asset retirement obligations and the cash restructuring charges will be substantially paid in the first half of 2010. We currently expect the exit of our Pernis facility will result in an incremental cost savings of approximately $12.0 million per annum beginning in the first quarter of 2010. Prior to the exit, we manufactured isoprene rubber (IR) at the Pernis facility. We currently plan to transfer IR production to an alternative company site. We are in the process of completing project scoping, including associated capital expenditure requirements, for producing the alternative capacity, and until such alternative production capacity is brought on line, we plan to satisfy customer demand for IR with inventory currently on hand.

As of September 30, 2009, there was a total liability for restructuring costs of approximately $6.2 million, of which $6.0 million is related to contract termination costs and $0.2 million is associated with the closure of our office in London, United Kingdom and is expected to be paid over the next several years ending in the second quarter of 2011. We classify restructuring costs within cost of goods sold in the Condensed Consolidated Statements of Operations.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Inventories of products, net:
Finished products	$203,236	$271,449
Work in progress	5,049	1,781
Raw materials	44,361	50,963

	$252,646	$324,193

Other payables and accruals:
Employee related	$7,453	$25,418
Interest	6,865	10,316
Property and other taxes	592	—
Customer rebates	3,576	4,402
Income taxes payable	8,909	8,538
Derivative liabilities	6,368	5,483
Pernis restructuring	11,070	—
Other	23,226	15,192

	$68,059	$69,349

6. Comprehensive Income

Comprehensive income includes net income (loss) and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net Income	$21,865	$34,617	$1,221	$35,423
Other Comprehensive Income
Foreign currency translation adjustments	6,323	(26,197)	11,721	(4,316)
Reclassification of interest rate swaps into earnings, net of tax	(421)	(421)	(1,263)	(421)
Net unrealized gain (loss) on interest rate swaps, net of tax	(226)	—	(584)	2,935

Total Comprehensive Income	$27,541	$7,999	$11,095	$33,621

Accumulated other comprehensive income consists of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Foreign currency translation adjustments	$53,463	$41,742
Net unrealized loss on interest rate swaps, net of tax	(3,958)	(2,111)
Pension adjustment, net of tax	(33,808)	(33,808)

Total Accumulated Other Comprehensive Income	$15,697	$5,823

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Senior Secured Credit Facilities:
Revolving loans	$—	$50,000
Term loans	322,565	325,071
8.125% Notes	170,000	200,000
Less 8.125% Notes Held as Treasury Bonds	(7,000)	—

Total Debt	485,565	575,071
Less current portion of long-term debt	3,343	3,343

Total Long-term Debt	$482,222	$571,728

(a) Term Loans and Revolving Loans. We entered into a senior secured credit agreement dated as of December 23, 2003. The agreement and subsequent amendments to the agreement are defined herein as the Credit Agreement. See Note 15 for further discussion.

The Credit Agreement provides for a term facility (the “Term Facility”) of $385.0 million, and a revolving facility (the “Revolving Facility”), of $80.0 million of which $75.5 million is currently committed by lenders. In these notes to the Condensed Consolidated Financial Statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.

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

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. In general, interest is payable quarterly, subject to the interest period selected by us, per the terms of the Credit Agreement. The weighted average effective interest rates on the Term Loans for the nine months ended September 30, 2009 was 4.3% compared to 4.5% for the nine months ended September 30, 2008. The average effective interest rates include the additional income statement effects of our interest rate swaps for both periods. See Note 9(a) for a description of the interest rate swap agreements.

The Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on our leverage ratio, or at our option, the base rate plus a margin of

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

between 1.00% and 1.50% per annum, also depending on our leverage ratio. The weighted average effective interest rates on the Revolving Loans for the nine months ended September 30, 2009 was 3.8% compared to 7.7% for the nine months ended September 30, 2008. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.

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

The Credit Agreement contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with our affiliates, amend or modify certain agreements and charter documents and change our fiscal year. We are required to maintain a fiscal quarter end interest coverage ratio of 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.45 beginning March 31, 2009 through September 30, 2009 and 4.00 beginning December 31, 2009 and continuing thereafter. As of September 30, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the 8.125% Notes. The maintenance of these financial ratios is based on our level of profitability and our degree of leverage. If the current global economic environment worsens or other factors arise which negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our Credit Agreement, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

On January 14, 2008, we received an equity investment of $10 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and was included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement.

(b) Senior Subordinated 8.125% Notes Due January 15, 2014. On December 23, 2003, our company and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Guarantor Subsidiaries, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at September 30, 2009 was $170.0 million less $7.0 million held as treasury bonds and $200 million at December 31, 2008.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-annually on January 15 and July 15 each year. The $7.0 million of 8.125% Notes held as treasury bonds do not bear interest.

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

Extinguishment of Debt. In March 2009, we purchased and extinguished $30 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and extinguishment of these 8.125% Notes. In April 2009, TJ Chemical, purchased approximately $6.3 million face value of our 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing our Notes, TJ Chemical contributed the purchased Notes to Polymer Holdings which in turn contributed the Notes to us. No equity interest or other consideration was issued in exchange for the contribution of the senior subordinated notes, although members’ equity of each of Polymers Holdings and our company was increased by an amount equal to the cash consideration paid by TJ Chemical. We are holding the Notes as treasury bonds. Also in April 2009, we purchased approximately $0.7 million face value of our 8.125% Notes for cash consideration of $0.3 million which we are holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2009.

We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument. We amortized to interest expense $0.6 million of remaining deferred financing costs associated with the extinguishment of the $30.0 million and $7.0 million face value of our 8.125% Notes for the nine months ended September 30, 2009.

Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations or restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations. As of September 30, 2009, we were in compliance with all covenants under the 8.125% Notes.

8. Fair Value Measurements

Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures,” previously referred to as SFAS No. 157. ASC 820 defines fair value, establishes a consistent framework for measuring

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

fair value and expands disclosure requirements about fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

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

9. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, with a margin of 2.0%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the remaining portion of the gain would then be reclassified immediately to interest expense. We reclassified $0.7 million into earnings for the quarter ended September 30, 2009.

In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, with a margin of 2.0%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320 million of the term loan portion of the Term Facility. We recorded an unrealized gain of $0.7 million in accumulated other comprehensive income related to the effective portion of the hedge for the quarter ended September 30, 2009.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement is effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, with a margin of 2.0%, which resulted in a total cost of 3.53%. We recorded an unrealized loss of $0.9 million in accumulated other comprehensive income related to the effective portion of this hedge for the quarter ended September 30, 2009.

Foreign Currency Hedge. On February 18, 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million, which expires on December 29, 2009. The option contract does not qualify for hedge accounting. During the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, we recorded gains of $0.5 million, $0.3 million and $0.9 million, respectively, which represented the mark-to-market impact of the purchased option contract. The gains were recorded in selling, general, and administrative expense on the Condensed Consolidated Statements of Operations.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Balance Sheet Location	September 30, 2009	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative assets— Foreign currency option	Other current assets	$2,717	$—	$2,717	$—
Derivative liabilities— Interest rate swap	Other payables and accruals	$4,143	$—	$4,143	$—
Derivative liabilities— Interest rate swap	Other payables and accruals	$2,225	$—	$2,225	$—

	Balance Sheet Location	December 31, 2008	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities— Interest rate swap	Other payables and accruals	$5,483	$—	$5,483	$—

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

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(b) Fair Value of Financial Instruments

The following table presents the carrying values and approximate fair values of our long-term debt at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Revolving Loans	$—	$—	$50,000	$50,000
Term Loans	322,565	322,565	325,071	325,071
Bonds Payable 8.125% Notes	163,000	112,878	200,000	79,250
8.125% Notes Held as Treasury Bonds	7,000	4,848	—	—

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

10. Income Taxes

The effective tax rate for the nine months ended September 30, 2009 was 6.5% compared to a rate of 17.3% for the nine months ended September 30, 2008. Our effective tax rate for the nine months ended September 30, 2009 was lower than the statutory rate of 35.0% primarily due to an expected pretax loss, along with not recording a tax benefit for certain net operating losses generated during that period and changes in where our income is earned. During the third quarter, we recognized additional expense primarily due to the exit from our Pernis facility in the Netherlands. Our effective tax rate for the nine months ended September 30, 2008 was lower than our statutory rate primarily due to a pretax loss, along with not recording a tax benefit for certain net operating losses generated during that period and changes in where our income is earned.

We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized. As a result, our income after taxes for the first nine months of 2009 was impacted by a tax benefit of $0.5 million.

As of September 30, 2009, we had $1.6 million of total unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would affect the effective tax rate. We include interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009, we have recorded the total $1.6 million of unrecognized tax benefits as a current liability.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s tax jurisdictions include the United States and various state and foreign jurisdictions. The U.S. federal income tax return has been examined by the tax authorities through December 31, 2004; all years subsequent to 2004 remain subject to examination. In addition, open tax years for state and foreign jurisdictions remain subject to examination.

11. Commitments and Contingencies

Legal Proceedings

Pursuant to the sale agreements between Shell Chemicals and us relating to the separation from Shell Chemicals in 2001, Shell Chemicals has agreed to indemnify us for certain liabilities and obligations to third parties or claims against us by a third party relating to matters arising prior to the closing of the acquisition by Ripplewood Chemical. Shell Chemicals has been named in several lawsuits relating to the elastomers business that we have acquired. In particular, claims have been filed against Shell Chemicals alleging workplace asbestos exposure at the Belpre, Ohio facility. In the event we are named as parties to any of these claims, we would be indemnified by Shell Chemicals; however, as of the date of this Quarterly Report on Form 10-Q, we have not been named as parties in any of these claims. Our right to indemnification from Shell Chemicals is subject to certain time limitations disclosed under “Business—Environmental Regulation in our most recently filed Annual Report on Form 10-K.”

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

12. Employee Benefits

(a) Investment in Kraton Management LLC (Management LLC). We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units are subject to customary tag-along and drag-along rights, as well as a company call right in the event of termination of employment. As of September 30, 2009, there were 1,855,000 membership units of Management LLC issued and outstanding.

(b) TJ Chemical Holdings LLC 2004 Option Plan. On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units. As of September 30, 2009 there were 21,553,118 options granted and outstanding. The exercise price per membership unit shall be equal to or in excess of the fair market value of a membership unit on the date of grant. All options granted in 2008, 2007 and 2006 had an exercise price of $1 per membership unit, which was equal to or in excess of the fair value of the membership unit on the date of grant. The options generally vest in 20% annual increments from the date of grant. However, the Compensation Committee (the “Committee”) determined that a shorter vesting period was appropriate for grants made during the 2008 fiscal year and therefore options granted in 2008 were set to vest in increments of 1/3 over 3 years. With respect to directors, prior to 2008 options were exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. Two of

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the option grants made to directors in 2008 vest in increments of 1/3 over 3 years, one of the option grants made in 2008 vests in increments of 1/2 over 2 years, and the Chairman’s grant fully vests in one year. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.

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

In general, on a termination of a participant’s employment (other than without cause or by the participant for good reason within the 2-year period immediately following a change in control), unvested options automatically expire and vested options expire on the earlier of: (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) 1-year after the date employment is terminated by reason of death or disability; or (4) the 10th anniversary of the grant date for such option.

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

(c) Profits Units of Kraton Management, LLC (Management, LLC). We provided certain key employees with a grant of profits units (subject to the 8.7% pool limitation described in Note 12(d)). Profits units are economically equivalent to an option, except that they provide the employees with an opportunity to recognize capital gains in the appreciation of TJ Chemical and its affiliates and TJ Chemical and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two-times the value of TJ Chemical’s assets on the date of grant (the “Threshold Amount”), i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three-times the Threshold Amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in us. If at the time TJ Chemical makes a determination as to whether

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two-times, but less than three-times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two-times Threshold Amount. Compensation expense will be recorded in our Condensed Consolidated Financial Statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of September 30, 2009, there were 900,000 profits units granted and not yet vested. See Note 12(e) for further discussion.

(d) Options and Profits Units Outstanding. As of August 2008, the Option Plan was amended to provide for an increase in the number of options and profits units from 21,740,802 to 23,740,802, or 8.7% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis.

In the third quarter of 2009, no options were granted and 36,000 options were forfeited. As of September 30, 2009, the total options granted under the Option Plan amounted to 21,553,118. In addition, as of September 30, 2009, there were 900,000 profits units granted under the Option Plan and not yet vested. See Note 12(c) for further discussion.

(e) Kraton Polymers LLC Executive Deferred Compensation Plan. On September 9, 2004, the Board of Directors adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees are permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2,000,000 membership units for issuance pursuant to the Kraton Deferred Compensation Plan as of December 31, 2006, and currently, there are 1,800,504 membership units available for issuance pursuant to the Kraton Deferred Compensation Plan.

(f) 2009 Incentive Compensation Plan. On February 13, 2009, the Committee of the Board of Directors (the “Board”) approved and adopted the 2009 Incentive Compensation Plan (the “Plan”), including the performance-based criteria by which potential bonus payouts to participants in the Plan (“Participants”) will be determined. The Plan is designed to attract, retain, motivate and reward officers, including named executive officers, and certain other employees that have been deemed eligible to participate in the Plan. For the bonus year that ends December 31, 2009, the Board established a common bonus pool based upon performance calculations, in accordance with Plan provisions. The potential range for this bonus pool is from zero to $15 million, depending on our and individual performance factors, including performance criteria to be established by the Committee. Based on additional performance criteria such as our safety performance, innovation as a percent of total revenue, specific cost out and pricing initiatives, the Committee may add up to $1 million to the bonus pool. Our 2009 performance will be the most significant factor in determining the size of the bonus pool. As of September 30, 2009, we recorded a total liability for incentive compensation of approximately $0.2 million.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(g) Retirement Plans. The components of net periodic benefit cost related to pension benefits and other postretirement benefits for the three and nine months ended September 30, 2009 and September 30, 2008, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Defined Benefit
Components of net periodic benefit cost:
Service cost	$709	$603	$2,126	$1,809
Interest cost	1,186	1,059	3,557	3,177
Expected return on plan assets	(1,170)	(1,032)	(3,510)	(3,096)
Amortization of prior service cost	135	—	406	—

Net periodic benefit cost	$860	$630	$2,579	$1,890

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Other Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$98	$88	$293	$264
Interest cost	265	212	795	636
Amortization of prior service cost	58	—	173	—

Net periodic benefit cost	$421	$300	$1,261	$900

Contributions. We made contributions of $1.2 million, $0.8 million and $1.4 million to our pension plan in the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively, and expect to contribute $4.2 million in total in 2009.

13. Industry Segment and Foreign Operations

We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with the provisions of ASC 280, “Segment Reporting,” previously referred to as SFAS No. 131, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who regularly reviews financial information to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the Condensed Consolidated Financial Statements.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Total operating revenues and long-lived assets by geographic region were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Total Operating Revenues:
United States	$92,932	$126,489	$232,120	$319,361
Germany	39,638	45,207	90,280	120,959
Japan	17,673	19,367	44,642	50,922
China	11,720	9,165	24,163	27,895
The Netherlands	11,677	25,930	36,379	68,589
Brazil	11,217	13,823	25,552	32,430
Italy	9,614	13,819	25,663	39,622
Thailand	7,513	8,103	20,026	17,372
United Kingdom	7,080	11,748	21,067	32,700
France	7,019	10,163	21,323	31,271
Poland	6,964	11,000	12,566	22,032
Turkey	5,778	4,526	11,458	13,953
Taiwan	4,840	6,701	12,495	17,497
Canada	4,595	6,776	12,423	21,374
Australia	3,950	3,498	7,152	11,674
Argentina	3,299	4,589	8,602	12,055
Austria	3,109	4,187	6,047	9,450
Sweden	3,101	4,059	9,282	11,595
Mexico	2,865	5,082	8,671	11,349
Korea, Republic of	2,829	3,982	7,429	9,323
Malaysia	1,925	426	4,325	3,339
Hong Kong	1,618	3,274	2,862	6,977
Hungary	1,542	1,738	2,781	6,264
Belgium	1,385	11,218	16,044	23,484
Switzerland	1,312	1,623	4,264	4,019
Denmark	1,248	2,070	7,327	7,906
Singapore	1,153	1,581	2,450	4,377
Other	20,922	22,023	39,903	56,608

	$288,518	$382,167	$717,296	$994,397

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2009	December 31, 2008
Long-Lived Assets:
United States	$324,240	$303,278
France	107,465	108,665
Brazil	57,658	48,237
Germany	39,212	39,361
The Netherlands	39,862	34,018
China	2,155	2,317
Japan	(94)	6,699
Other	12,861	11,685

	$583,359	$554,260

14. Supplemental Guarantor Information

Our company and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries fully and unconditionally guarantee, on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Our remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Kraton Polymers LLC

Condensed Consolidating Balance Sheet

September 30, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$—	$4,359	$18,006	$—	$22,365
Receivables, net	—	51,135	81,621	—	132,756
Inventories of products, net	—	102,793	163,078	(13,225)	252,646
Inventories of materials and supplies	—	6,565	3,147	—	9,712
Deferred income taxes	—	14,778	—	—	14,778
Other current assets	6,873	4,032	13,364	—	24,269

Total current assets	6,873	183,662	279,216	(13,225)	456,526
Property, plant and equipment, less accumulated depreciation	92,440	180,270	109,278	—	381,988
Identifiable intangible assets, less accumulated amortization	15,184	—	45,997	—	61,181
Investment in consolidated subsidiaries	945,178	—	—	(945,178)	—
Investment in unconsolidated joint venture	814	—	11,183	—	11,997
Deferred financing costs	6,145	—	—	—	6,145
Deferred income taxes	—	6,895	9,750	(16,645)	—
Other long-term assets	—	502,776	89,153	(569,886)	22,043

Total Assets	$1,066,634	$873,603	$544,577	$(1,544,934)	$939,880

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$3,343	$—	$—	$—	$3,343
Accounts payable-trade	2,698	35,269	45,543	—	83,510
Other payables and accruals	(12,293)	36,670	43,991	(309)	68,059
Due to related party	—	—	15,601	—	15,601

Total current liabilities	(6,252)	71,939	105,135	(309)	170,513
Long-term debt, net of current portion	482,222	—	—	—	482,222
Deferred income taxes	36,757	—	—	(16,645)	20,112
Long-term liabilities	368,482	67,531	196,698	(569,577)	63,134

Total Liabilities	881,209	139,470	301,833	(586,531)	735,981

Commitments and contingencies (Note 11)
Member’s equity
Common equity	188,489	760,530	197,586	(958,403)	188,202
Accumulated other comprehensive income	(3,064)	(26,397)	45,158	—	15,697

Total member’s equity	185,425	734,133	242,744	(958,403)	203,899

Total Liabilities and Member’s Equity	$1,066,634	$873,603	$544,577	$(1,544,934)	$939,880

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$141,653	$169,737	$(40,936)	$270,454
Other	—	14	18,050	—	18,064

Total operating revenues	—	141,667	187,787	(40,936)	288,518
Cost of Goods Sold	1,277	100,191	158,017	(40,936)	218,549

Gross Profit	(1,277)	41,476	29,770	—	69,969

Operating Expenses
Research and development	—	3,327	1,748	—	5,075
Selling, general, and administrative	(757)	10,743	10,296	—	20,282
Depreciation and amortization	5,098	5,217	6,162	—	16,477

Total operating expenses	4,341	19,287	18,206	—	41,834

Equity in Earnings of Consolidated Subsidiaries	35,317	—	—	(35,317)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	129	—	129
Interest Expense, net	9,693	(2,729)	1,080	—	8,044

Income (Loss) Before Income Taxes	20,006	24,918	10,613	(35,317)	20,220
Income Tax Expense (Benefit)	(1,859)	34	180	—	(1,645)

Net Income (Loss)	$21,865	$24,884	$10,433	$(35,317)	$21,865

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$190,613	$218,192	$(45,530)	$363,275
Other	—	—	18,892	—	18,892

Total operating revenues	—	190,613	237,084	(45,530)	382,167
Cost of Goods Sold	(1,034)	134,803	199,480	(45,530)	287,719

Gross Profit	1,034	55,810	37,604	—	94,448

Operating Expenses
Research and development	—	3,285	2,523	—	5,808
Selling, general, and administrative	500	16,872	10,842	—	28,214
Depreciation and amortization	4,169	5,426	3,523	—	13,118

Total operating expenses	4,669	25,583	16,888	—	47,140

Equity in Earnings of Consolidated Subsidiaries	46,631	—	—	(46,631)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	94	—	94
Interest Expense, net	8,943	(2,715)	1,647	—	7,875

Income (Loss) Before Income Taxes	34,053	32,942	19,163	(46,631)	39,527
Income Tax Expense (Benefit)	(564)	36	5,438	—	4,910

Net Income (Loss)	$34,617	$32,906	$13,725	$(46,631)	$34,617

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Operating Revenues
Sales	$—	$360,626	$443,162	$(121,727)	$682,061
Other	—	13	35,222	—	35,235

Total operating revenues	—	360,639	478,384	(121,727)	717,296
Cost of Goods Sold	(2,429)	291,742	435,047	(121,727)	602,633

Gross Profit	2,429	68,897	43,337	—	114,663

Operating Expenses
Research and development	—	9,387	5,728	—	15,115
Selling, general, and administrative	(1,382)	30,097	27,870	—	56,585
Depreciation and amortization	13,239	16,241	12,102	—	41,582

Total operating expenses	11,857	55,725	45,700	—	113,282

Gain on Extinguishment of Debt	23,831	—	—	—	23,831
Equity in Earnings of Consolidated Subsidiaries	16,369	—	—	(16,369)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	305	—	305
Interest Expense, net	29,551	(8,199)	3,426	—	24,778

Income (Loss) Before Income Taxes	1,221	21,371	(5,484)	(16,369)	739
Income Tax Expense (Benefit)	—	101	(583)	—	(482)

Net Income (Loss)	$1,221	$21,270	$(4,901)	$(16,369)	$1,221

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Kraton Polymers LLC

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$494,733	$588,379	$(135,187)	$947,925
Other	—	—	46,472	—	46,472

Total operating revenues	—	494,733	634,851	(135,187)	994,397
Cost of Goods Sold	(1,101)	373,118	551,788	(135,187)	788,618

Gross Profit	1,101	121,615	83,063	—	205,779

Operating Expenses
Research and development	—	12,915	8,214	—	21,129
Selling, general, and administrative	752	41,062	31,764	—	73,578
Depreciation and amortization	13,959	16,187	10,734	—	40,880

Total operating expenses	14,711	70,164	50,712	—	135,587

Equity in Earnings of Consolidated Subsidiaries	76,196	—	—	(76,196)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	314	—	314
Interest Expense, net	29,963	(7,780)	5,495	—	27,678

Income (Loss) Before Income Taxes	32,623	59,231	27,170	(76,196)	42,828
Income Tax Expense (Benefit)	(2,800)	51	10,154	—	7,405

Net Income (Loss)	$35,423	$59,180	$17,016	$(76,196)	$35,423

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Kraton Polymers LLC

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Cash flows provided by (used in) operating activities	$(23,396)	$25,680	$38,865	$—	$41,149
Cash flows used in investing activities
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(32,115)	(178)	—	(32,293)

Net cash used in investing activities	—	(32,115)	(178)	—	(32,293)

Cash flows provided by (used in) financing activities
Borrowings under debt obligations	124,000	—	—	—	124,000
Repayment of debt obligations	(187,177)	—	—	—	(187,177)
Proceeds from (payments on) intercompany loan	86,573	(54,666)	(31,907)	—	—

Net cash provided by (used in) financing activities	23,396	(54,666)	(31,907)	—	(63,177)

Effect of exchange rate difference on cash and cash equivalents	—	—	(24,710)	—	(24,710)

Net decrease in cash and cash equivalents	—	(61,101)	(17,930)	—	(79,031)
Cash and cash equivalents at beginning of period	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$4,359	$18,006	$—	$22,365

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Kraton Polymers LLC

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(27,969)	$58,072	$(26,718)	$—	$3,385
Cash flows used in investing activities
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(11,880)	(3,441)	—	(15,321)

Net cash used in investing activities	—	(11,880)	(3,441)	—	(15,321)

Cash flows provided by (used in) financing activities
Borrowings under debt obligations	316,250	—	—	—	316,250
Repayment of debt obligations	(278,808)	—	—	—	(278,808)
Proceeds from cash contribution from member	10,000	—	—	—	10,000
Proceeds from (payments on) intercompany loan	(19,473)	6,719	12,754	—	—

Net cash provided by financing activities	27,969	6,719	12,754	—	47,442

Effect of exchange rate difference on cash and cash equivalents	—	—	456	—	456

Net increase (decrease) in cash and cash equivalents	—	52,911	(16,949)	—	35,962
Cash and cash equivalents at beginning of period	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	$—	$64,063	$20,176	$—	$84,239

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Subsequent Events

On October 1, 2009, Polymer Holdings, the parent company of our company, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to a proposed initial public offering of its common stock. On November 3, 2009, Polymer Holdings filed Amendment No. 1 to the registration statement on Form S-1.

On October 20, 2009, we entered into Amendment No. 6 (the “Amendment”) to the Credit and Guaranty Agreement (as amended from time to time, the “Credit Agreement”) among the Company, each of the guarantors thereto, the lenders party thereto and Banc of America Securities LLC, as arranger. The Amendment permits, in each case subject to the terms and conditions of the Credit Agreement, (i) the establishment of separate classes of commitments to replace all or a portion of the existing revolving commitments (“Replacement Revolving Commitments”), (ii) the conversion of all or a portion of existing term loans into separate classes of extended term loans that extend the scheduled amortization and maturity of the existing term loans (“Extended Term Loans”) and (iii) the incurrence of indebtedness secured pari passu with the current lenders to refinance existing term loans (“Refinancing Indebtedness”).

The terms of Replacement Revolving Commitments shall be substantially identical to the terms of the existing revolving commitments, with the exception of tenor, fees and interest rates. There may be no more than three (3) classes of revolving commitments (existing or replacement) outstanding at any time.

The terms of Extended Term Loans shall be substantially identical to the terms of the existing term loans, with the exception of scheduled installment payments and maturity, fees, interest rates and/or prepayment rights vis-à-vis existing term loans. There is no limit on the number of classes of term loans outstanding at any one time.

Refinancing Indebtedness may be incurred in an amount not to exceed the amount of the term loans as of the amendment date minus the sum of existing and extended term loans as of the date of incurrence of such Refinancing Indebtedness. Such Refinancing Indebtedness may not amortize or mature prior to the maturity of the existing term loans and the net proceeds are required to be applied to repay terms loans under the Credit Agreement.

We have evaluated significant events and transactions that occurred from October 1, 2009 through November 10, 2009 and have determined that there were no other events or transactions other than those disclosed in this report that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K and in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We believe we are the world’s leading producer, as measured by 2008 sales revenues and volumes, of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered over 40 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. The majority of our polymers are highly customized to specific applications and thus are a critical component to the performance of our customer’s product, yet each polymer represents a small fraction of the overall cost of the customer’s finished product. Each polymer requires a significant amount of testing and certification, which, when combined with our proprietary chemistry, encourages strong customer loyalty.

We believe that our superior technical expertise, strong customer relationships, track record of innovation, second-to-none service offering, diversity of customers and geographies, and history of continuous improvements, together with the recognized quality standard associated with our KRATON® brand name have enabled us to maintain our leading global position in SBCs. We serve a large number of customers across a diverse set of end-use markets in many regions of the world. As a result, we believe our sales are less sensitive to conditions in any one particular end-use market or region. We currently offer approximately 800 products to more than 700 customers in over 60 countries worldwide. We are the only SBC producer with manufacturing and service capabilities on four continents, enabling us to meet the global needs of our multinational customers. We manufacture products at six plants globally, including our flagship plant in Belpre, Ohio, the largest by production volume and most diversified SBC plant in the world, as well as plants in Germany, France, the Netherlands, and Brazil and a joint venture operated in Japan.

We serve three core end-use markets: (1) Advanced Materials; (2) Adhesives, Sealants and Coatings; and (3) Paving and Roofing. We also serve a fourth market, an Emerging Business category, which includes our Isoprene Rubber Latex (IRL) activity.

Recent Developments

New Innovations. Consistent with our strategy, we believe that we continue to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets throughout the third quarter of 2009. Below are our most recently announced product innovations.

In August 2009, we made additional announcements concerning our recently introduced NEXAR™ polymers. The new NEXAR polymers family offers a unique set of key performance attributes that can be used in a myriad of applications, ranging from water desalination, to industrial separation applications, to improving high performance textiles and clothing. The unique permselectivity of NEXAR membranes allows for a flow of moisture in one direction while blocking other substances such as potentially harmful chemicals.

In September 2009, we announced new developments for Kraton A SBCs that enable a new approach for environmentally friendly adhesives and oil gels. The use of the new class of Kraton polymers will make it possible to formulate pressure sensitive adhesives (PSAs), sealants and coatings using natural oils. The new technology offers a green solution and represents the latest addition to our portfolio of environmentally friendly materials.

Pricing. Beginning in August 2009, we announced the implementation of a series of regional price increases, which were generally broad-based across our end-use markets and in response to the increase in raw material and energy costs.

Exit from Pernis Facility. On September 10, 2009, we committed to exit our Pernis facility as of December 31, 2009. In connection with our exit from the Pernis facility, we incurred $5.1 million in asset retirement obligations, $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts. The asset retirement obligations and the restructuring costs were recorded in the third quarter of 2009. As a result of our commitment to exit the Pernis facility, we performed an impairment test on the related property and equipment at September 30, 2009 pursuant to ASC 360-10-35, and concluded that there was no impairment. The $17.1 million of property and equipment related to Pernis will continue to be classified as assets held and used and will be fully depreciated over their remaining estimated useful life through December 31, 2009. We currently expect that the asset retirement obligations and the cash restructuring charges will be substantially paid in the first half of 2010. We currently expect the exit of our Pernis facility will result in an incremental cost savings of approximately $12.0 million per annum beginning in the first quarter of 2010. Prior to the exit, we manufactured isoprene rubber (IR) at the Pernis facility. We currently plan to transfer IR production to an alternative company site. We are in the process of completing project scoping, including associated capital expenditure requirements, for producing the alternative capacity, and until such alternative production capacity is brought on line, we plan to satisfy customer demand for IR with inventory currently on hand.

Amendment to the Credit and Guaranty Agreement. On October 20, 2009, we entered into Amendment No. 6 (the “Amendment”) to the Credit and Guaranty Agreement (as amended from time to time, the “Credit Agreement”) among the Company, each of the guarantors thereto, the lenders party thereto and Banc of America Securities LLC, as arranger. The Amendment permits, in each case subject to the terms and conditions of the Credit Agreement, (i) the establishment of separate classes of commitments to replace all or a portion of the existing revolving commitments (“Replacement Revolving Commitments”), (ii) the conversion of all or a portion of existing term loans into separate classes of extended term loans that extend the scheduled amortization and maturity of the existing term loans (“Extended Term Loans”) and (iii) the incurrence of indebtedness secured pari passu with the current lenders to refinance existing term loans (“Refinancing Indebtedness”).

The terms of Replacement Revolving Commitments shall be substantially identical to the terms of the existing revolving commitments, with the exception of tenor, fees and interest rates. There may be no more than three (3) classes of revolving commitments (existing or replacement) outstanding at any time.

The terms of Extended Term Loans shall be substantially identical to the terms of the existing term loans, with the exception of scheduled installment payments and maturity, fees, interest rates and/or prepayment rights vis-à-vis existing term loans. There is no limit on the number of classes of term loans outstanding at any one time.

Refinancing Indebtedness may be incurred in an amount not to exceed the amount of the term loans as of the amendment date minus the sum of existing and extended term loans as of the date of incurrence of such Refinancing Indebtedness. Such Refinancing Indebtedness may not amortize or mature prior to the maturity of the existing term loans and the net proceeds are required to be applied to repay terms loans under the Credit Agreement.

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene, and isoprene. These monomers together represented approximately 52%, 43% and 49% of our total cost of goods sold for the twelve months ended December 31, 2008, and the nine months ended September 30, 2009 and 2008, respectively. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. The cost of these monomers has generally been correlated to changes in crude prices and affected by global supply and demand and global economic conditions. The market prices for styrene and butadiene monomers declined significantly late in 2008 and into the first quarter of 2009. Continuing through 2009, these monomer costs have either stabilized or begun to increase.

We believe that through our contractual arrangements with suppliers, or through other arrangements, we can presently source adequate supplies of styrene, butadiene and isoprene at competitive, market-based prices. We can provide no assurances, however, that our suppliers of raw materials will not terminate applicable contracts at the expiration of their terms or that we will be able to obtain substitute contractual arrangements on comparable terms, or that we generally will be able to source raw materials on an economic basis in the future. Our U.S. butadiene supply agreement with Shell Chemicals expired as of April 30, 2009. We recently entered into a butadiene supply contract with a new supplier for 2010. We currently have access to adequate butadiene supplies at competitive market rates and are engaged in efforts with various suppliers and potential suppliers to purchase ongoing and continuing supplies of butadiene for our U.S. operations.

Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates, LyondellBasell, and other suppliers under long-term supply contracts with various expiration dates. Our isoprene sales contract with Shell Chemicals in the United States ends on December 31, 2009, subject to termination as of that date or any date thereafter, on not less than one (1) month written notice given by either party. To date, neither party has given notice of termination under the contract. For our U.S. facilities, we also procure substantial amounts of isoprene from several Chinese and Russian suppliers. We generally contract with them on a short-term basis, although the number of such contracts has been increasing since 2008. We recently entered into a new isoprene supply contract and are engaged in discussions with various suppliers regarding one or more isoprene supply contracts.

In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil generally purchases all of its raw materials from local third-party suppliers.

International Operations and Currency Fluctuations. We operate a geographically diverse business serving customers in more than 60 countries from six manufacturing plants in six countries. For the nine months ended September 30, 2009, 42% of total operating revenues were generated from customers located in the Americas, 40% in Europe and 18% in the Asia Pacific region.

Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real.

Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. On February 18, 2009 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million, which expires on December 29, 2009. See Note 9(a) of Notes to Condensed Consolidated Financial Statements for further discussion.

In addition, our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of other comprehensive income (loss) in member’s equity. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported.

Seasonality. Our business is subject to seasonality that may affect our quarterly operating results. Seasonal changes and weather conditions typically affect the Paving and Roofing end-use market. In particular, sales volumes for paving products generally rise in the warmer months and generally decline during the colder months of fall and winter. Roofing product sales volumes tend to be more consistent throughout the year. Abnormally cold or wet seasons may cause reduced purchases from our Paving and Roofing customers. However, because seasonal weather patterns are difficult to predict, we cannot accurately estimate fluctuations in our quarterly Paving and Roofing sales in any given year. Our other end-use markets, Advanced Materials and Adhesives, Sealants and Coatings, however, tend to show relatively little seasonality.

Outlook

The positive volume momentum that began in the second quarter of 2009, continued into the third quarter of 2009. Our quarterly sales volume, as compared to the previous year’s comparable quarter, improved from a 24.0% decline in the second quarter of 2009 to a 9.7% decline in the third quarter of 2009, with our September 2009 sales volume narrowing to a 2.1% decline compared to September 2008.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our Condensed Consolidated Financial Statements.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating Revenues
Sales	$270,454	$363,275	$682,061	$947,925
Other(1)	18,064	18,892	35,235	46,472

Total operating revenues	288,518	382,167	717,296	994,397
Cost of Goods Sold	218,549	287,719	602,633	788,618

Gross Profit	69,969	94,448	114,663	205,779

Operating Expenses
Research and development	5,075	5,808	15,115	21,129
Selling, general and administrative	20,282	28,214	56,585	73,578
Depreciation and amortization	16,477	13,118	41,582	40,880

Total operating expenses	41,834	47,140	113,282	135,587

Gain on Extinguishment of Debt	—	—	23,831	—
Equity in Earnings of Unconsolidated Joint Venture(2)	129	94	305	314
Interest Expense, net	8,044	7,875	24,778	27,678

Income (Loss) Before Income Taxes	20,220	39,527	739	42,828
Income Tax Expense (Benefit)	(1,645)	4,910	(482)	7,405

Net Income	$21,865	$34,617	$1,221	$35,423

(1)	Other revenues include the sale of by-products generated in the production of IR and SIS.
(2)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

Three Months Ended September 30, 2009 Compared to Same Period in 2008

Operating Revenues

Operating revenues for the three months ended September 30, 2009 decreased $93.6 million or 24.5% compared to the same period in 2008. The decrease was driven primarily by:

Sales decreased $92.8 million or 25.6%. Sales volume amounted to 80.9 kT in 2009 compared to 89.6 kT in 2008. The 8.7 kT or 9.7% decline in sales volume reduced sales by $38.4 million. Changes in (i) global product sales prices and product mix and (ii) the impact of changes in foreign currency exchange rates reduced sales by $47.1 million and $7.3 million, respectively.

The decrease in sales revenue of $92.8 million or 25.6% was comprised of a reduction in sales revenue of $25.0 million, $22.6 million, $38.6 million and $13.5 million in the Adhesives, Sealants and Coatings, the Advanced Materials, the Paving and Roofing and the Other Markets end-use markets, respectively. These decreases in sales revenue were partially offset by an increase totaling $6.9 million in the Emerging Businesses end-use market.

The following are the primary factors influencing our sales volume in these end-use markets:

•

In our Adhesives, Sealants and Coatings end-use market, we experienced a decrease in sales volume due to weakness in demand for industrial adhesives. While aggregate volume was down when compared to the comparable quarter in 2008, we experienced a modest improvement in demand, led by construction and general shipments of consumable goods, which drive demand for packaging tapes.

•

In our Advanced Materials end-use market, our sales volume continues to recover as global economic conditions improve, especially in consumer/small appliance and personal care applications. However, volume was down when compared to the comparable quarter in 2008, as automotive and heavy appliance markets remain weak.

•

In our Paving and Roofing end-use market, roofing applications were lower due to the overall decline in construction activity, particularly in the commercial sector. However, we saw a recovery in our paving business that more than offset the decline in the construction business.

Other revenue decreased $0.8 million or 4.4%. Other revenue primarily consists of the sales of small quantities of by-products resulting from the manufacturing process of isoprene rubber, which is offset by a corresponding cost included in cost of goods sold.

Cost of Goods Sold

Cost of goods sold for three months ended September 30, 2009 decreased $69.2 million or 24.0% compared to the same period in 2008. The decrease was driven primarily by:

•	$38.7 million in monomer and other production costs,

•	$24.6 million related to the decline in sales volume,

•	$6.0 million from changes in foreign currency exchange rates,

•	$0.8 million due to lower by-product costs, offset by

•	$0.9 million in plant turnaround costs.

As a percentage of operating revenues, cost of goods sold increased to 75.7% from 75.3%.

Gross Profit

Gross profit for the three months ended September 30, 2009 decreased $24.5 million or 25.9% compared to the same period in 2008. The decrease was driven primarily by a decrease in sales volume. As a percentage of operating revenues, gross profit decreased to 24.3% from 24.7%.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 decreased $5.3 million or 11.3% compared to the same period in 2008. The decrease was driven primarily by:

•

Research and development decreased $0.7 million or 12.6%. The decrease was primarily due to a reduction of our incentive compensation costs of $0.3 million. As a percentage of operating revenues, research and development increased to 1.8% from 1.5%.

•

Selling, general and administrative decreased $7.9 million or 28.1%. The decrease was primarily due to a reduction of our incentive compensation costs of $6.5 million. As a percentage of operating revenues, selling, general and administrative decreased to 7.0% from 7.4%.

Interest Expense, net.

Interest expense, net for the three months ended September 30, 2009 amounted to $8.0 million compared to $7.9 million during the same period in 2008. The average debt balances outstanding were $541.9 million for the three months ended September 30, 2009 and $542.0 million for the three months ended September 30, 2008. The effective interest rates on our debt were 6.0% for the three months ended September 30, 2009 and 6.3% for the three months ended September 30, 2008.

Income Tax Expense

Income tax expense was a net benefit of $1.6 million for three months ended September 30, 2009 compared to an expense of $4.9 million for the three months ended September 30, 2008. The effective tax rate was (13.6)% for the three months ended September 30, 2009 compared to 12.4% for the three months ended September 30, 2008. Our effective tax rate for the current period was lower than the statutory rate of 35% primarily due to a pretax loss, along with not recording a tax benefit for certain net operating losses generated during that period and changes in where our income is earned. Our effective tax rate for the prior period was higher than our statutory rate primarily due to an increase in pre-tax income, along with not recording a tax benefit for certain net operating losses generated during that period and a change in mix of pre-tax income between foreign and domestic tax jurisdictions.

Net Income

Net income was $21.9 million for the three months ended September 30, 2009, a decrease of $12.7 million compared to a net income of $34.6 million in the same period in 2008.

Nine Months Ended September 30, 2009 Compared to Same Period in 2008

Operating Revenues

Operating revenues for the nine months ended September 30, 2009 decreased $277.1 million or 27.9% compared to the same period in 2008. The decrease was driven primarily by:

Sales decreased $265.9 million or 28.0%. Sales volume amounted to 199.4 kT in 2009 compared to 260.5 kT in 2008. The 61.1 kT or 23.5% decline in sales volume reduced sales by $209.6 million. Changes in (i) global product sales prices and product mix and (ii) the impact of changes in foreign currency exchange rates reduced sales by $17.7 million and $38.6 million, respectively.

The decrease in sales revenue of $265.9 or 28.0% was comprised of a reduction in sales revenue of $86.2 million, $89.1 million, $104.3 million and $2.5 million in the Adhesives, Sealants and Coatings, the Advanced Materials, the Paving and Roofing and the Other Markets end-use markets, respectively. These decreases in sales revenue were partially offset by an increase totaling $16.2 million in the Emerging Businesses end-use market.

The following are the primary factors influencing our sales volume in these end-use markets:

•

In our Adhesives, Sealants and Coatings end-use market, we experienced a decline in overall demand that began in the fourth quarter of 2008 and continued into 2009. Demand, however, for non-woven applications supported by a modest improvement in consumer demand as well as continued growth in commercial and specialty tapes and labels had a positive impact on our upward volume trend starting in the second quarter of 2009 and continuing through the third quarter of 2009.

•

In our Advanced Materials end-use market, our sales volume into key markets such as automotive, consumer electronics/appliances and personal care applications declined commensurate with global economic conditions; however, as market conditions improved late in the third quarter of 2009, volume began to recover.

•

In our Paving and Roofing end-use market, roofing applications were lower due to the overall decline in construction activity, particularly in the commercial sector. We also experienced a decline in our paving business, largely due to delays associated with the uncertainty around the impact of the U.S. Government economic stimulus spending and budgetary constraints on state and local governments.

Other revenue decreased $11.2 million or 24.2%. Other revenue primarily consists of the sales of small quantities of by-products resulting from the manufacturing process of isoprene rubber, which is offset by a corresponding cost included in cost of goods sold.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2009 decreased $186.0 million or 23.6% compared to the same period in 2008. The decrease was driven primarily by:

•	$146.1 million related to the decline in sales volume,

•	$29.8 million from changes in foreign currency exchange rates,

•	$11.2 million due to lower by-product costs,

•	$6.6 million in monomer and other production costs, offset by

•	$7.7 million in plant turnaround costs.

As a percentage of operating revenues, cost of goods sold increased to 84.0% from 79.3%.

Gross Profit

Gross profit for the nine months ended September 30, 2009 decreased $91.1 million or 44.3% compared to the same period in 2008. The decrease was driven primarily by a decrease in sales volume. As a percentage of operating revenues, gross profit decreased to 16.0% from 20.7%.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 decreased $22.3 million or 16.5% compared to the same period in 2008. The decrease was driven primarily by:

Research and development decreased $6.0 million or 28.5%. The decrease was largely due to the costs associated with the realignment of our Research and Technology Service organization in 2008 of $3.3 million. As a percentage of operating revenues, research and development was unchanged at 2.1%.

Selling, general and administrative decreased $17.0 million or 23.1%. The decrease was primarily due to a reduction of our incentive compensation costs of $9.3 million and lower restructuring costs of $5.4 million. As a percentage of operating revenues, selling, general and administrative increased to 7.9% from 7.4%.

Interest Expense, net.

Interest expense, net for the nine months ended September 30, 2009 decreased $2.9 million or 10.5% to $24.8 million compared to $27.7 million during the same period in 2008. The decrease was primarily due to lower interest rates and amortized gains from our interest rate swap that was settled in June 2008. The average debt balances outstanding were $546.9 million for the nine months ended September 30, 2009 and $557.8 million for the nine months ended September 30, 2008. The effective interest rates on our debt were 6.0% for the nine months ended September 30, 2009 and 6.6% for the nine months ended September 30, 2008.

Income Tax Expense

Income tax expense was a net benefit of $0.5 million for the nine months ended September 30, 2009 compared to an expense of $7.4 million for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 was (6.5)% compared to 17.3% for the nine months ended September 30, 2008. Our effective tax rate for the current period was lower than the statutory rate of 35% primarily due to a pretax loss, along with not recording a tax benefit for certain net operating losses generated during that period and changes in where our income is earned. Our effective tax rate for the prior period was higher than our statutory rate primarily due to an increase in pre-tax income, along with not recording a tax benefit for certain net operating losses generated during that period and a change in mix of pre-tax income between foreign and domestic tax jurisdictions.

Net Income

Net income was $1.2 million for the nine months ended September 30, 2009, a decrease of $34.2 million compared to a net income of $35.4 million in the same period in 2008.

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

Based upon current and anticipated levels of operations, we believe that cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our 8.125% Notes and senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Since feedstock costs represent approximately 50% of our cost of production, in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory, partially offset by increased value of accounts payable. Conversely, in periods where feedstock costs are declining, we generate cash flow from decreases in working capital. We currently expect to have lower levels of working capital in 2009. There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At September 30, 2009, we had $22.4 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and cash in our operating accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. We have available to us, upon compliance with customary conditions, the $75.5 million revolving portion of the senior secured credit facility, of which we had borrowed $0.0 million at September 30, 2009. While we have met the conditions required to provide us full access to the revolving portion of our senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although, based upon our present analysis, we currently believe that any such shortfall would not exceed 10% of the total amount of such revolver. Under the terms of our senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.45 beginning March 31, 2009 through September 30, 2009 and 4.00 beginning December 31, 2009 and continuing thereafter.

Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. As of September 30, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the 8.125% Notes. The maintenance of these financial ratios is based on our level of profitability. If the global economic environment worsens or other factors arise which negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms that are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

From time to time, on an ongoing basis, we continue to evaluate options with respect to our overall debt structure, including, without limitation, the possibility of cash purchases, in the open market, privately negotiated transactions or otherwise, of our indebtedness up to amounts permitted under our senior secured credit facility. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In March 2009, we purchased and extinguished $30.0 million face value of our 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and extinguishment of these 8.125% Notes. In April 2009, TJ Chemical purchased approximately $6.3 million face value of our 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing our Notes, TJ Chemical contributed the purchased Notes to Polymer Holdings which in turn contributed the Notes to us. No equity interest or other consideration was issued in exchange for the contribution of the senior subordinated notes, although members’ equity of each of Polymers Holdings and our company was increased by an amount equal to the cash consideration paid by TJ Chemical. We are holding the Notes in treasury. Also in April 2009, we purchased approximately $0.7 million face value of our 8.125% Notes for cash consideration of $0.3 million which we are holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2009.

Operating Cash Flows

Net cash provided by operating activities increased $37.7 million to $41.1 million for the nine months ended September 30, 2009 compared to $3.4 million provided by operating activities during the same period in 2008. This change was driven primarily by:

•	$127.1 million decrease in inventories of products, materials and supplies, largely due to decreases in the cost of raw material feedstocks and volume,

•	$14.0 million decrease in accounts receivable due to an improvement in days sales outstanding and the decline in sales volume, partially offset by

•	$14.1 million increase in other assets largely due to the timing of certain payments of $8.2 million,

•	$11.1 million decrease in due to/from affiliate, primarily due to the timing of payments for purchases made from our unconsolidated joint venture,

•	$16.1 million decrease in accounts payable, indicative of the decline in volume,

•	$23.8 million gain on the extinguishment of debt,

•	$5.5 million decrease in deferred income tax expense, and

•	$34.2 million in lower earnings.

Cash and cash equivalents decreased from $101.4 million at December 31, 2008 to $22.4 million at September 30, 2009. Including amounts undrawn on our revolving loans, which amounted to $75.5 million at September 30, 2009 and $25.5 million at December 31, 2008, liquidity, defined as cash and cash equivalents (and the undrawn amount of our revolving loans), amounted to $97.9 million at September 30, 2009 and $126.9 million at December 31, 2008.

Investing Cash Flows

Net cash flows used in investing activities totaled $32.3 million for the nine months ended September 30, 2009 compared to net cash flows used in investing activities of $15.3 million during the same period in 2008. This $17.0 million increase was primarily driven by timing of capital expenditures.

Expected Capital Expenditures. We are forecasting 2009 expenditures of approximately $50.0 million. Our minimum annual capital expenditure levels to maintain and achieve required improvements in our facilities in each of the next three to five years are expected to be approximately $12 million to $16 million. We are upgrading certain systems and operating controls at our Belpre, Ohio facility. This project is designed to significantly improve the effectiveness, competitiveness and operating efficiency of the Belpre plant. The project began in the second-half of 2008 and will be completed in distinct phases extending into 2012, with 2009 spending estimated at $9.0 million and the total project spending estimated at $40.0 million. We also invested in a Enterprise Resource Plan (ERP), which began in January 2009 with a cost of approximately $15.0 million to be incurred in 2009. We upgraded our ERP software systems utilizing a single global system and implementing best practices for our industry. For Europe and the United States we completed this in August 2009, and for Brazil and Asia we completed this in October 2009.

Financing Cash Flows and Liquidity

Our consolidated capital structure as of September 30, 2009, was 72% debt and 28% member’s equity.

Net cash used in financing activities totaled $63.2 million for the nine months ended September 30, 2009 compared to $47.4 million net cash provided by financing activities during the same period in 2008. This change was driven primarily by:

•	$50.0 million repayment on the revolving portion of the senior secured credit facility in 2009,

•	$10.8 million to purchase and extinguish $30.7 million face value of our 8.125% Notes in 2009,

•	$50.0 million draw on the revolving portion of the senior secured credit facility in 2008.

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

Off-Balance Sheet Transactions

We are not involved in any material off-balance sheet transactions as of September 30, 2009.

OTHER ISSUES

New Accounting Pronouncements

Future Adoption of Accounting Standards

In January 2009, the FASB issued FSP Issue No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), included in the Codification as ASC 715-20-65-2. This topic provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This topic is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact that this topic will have on our condendsed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.

Interest Rate Risk. We have $322.5 million of variable rate debt outstanding under our senior secured credit facility as of September 30, 2009. The debt bears interest at the adjusted Eurodollar rate plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, with a margin of 2.0%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the senior secured credit facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income at September 30, 2009 and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the senior secured credit facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense. In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, with a margin of 2.0%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement is effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, with a margin of 2.0%, which resulted in a total cost of 3.53%. These agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on the term loan portion of the senior secured credit facility.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 11 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q, and 8-K, in connection with any evaluation of our financial position, results of operations and cash flows.

The risks and uncertainties described in our most recent Annual Report on Form 10-K, filed with the SEC on March 26, 2009, are not the only ones facing us. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Item 6.	Exhibits.

Exhibit Number

10.1	Amendment Number 9 to Isoprene Sales Contract dated October 30, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on November 2, 2009)

10.2	On October 20, 2009, Kraton Polymers LLC (the “Company”) entered into Amendment No. 6 (the “Amendment”) to the Credit and Guaranty Agreement (as amended from time to time, the “Credit Agreement”) among the Company, each of the guarantors thereto, the lenders party thereto and Banc of America Securities LLC, as arranger (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on October 22, 2009)

10.3	Amendment Number 8 to Isoprene Sales Contract dated September 14, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on September 15, 2009)

10.4	Amendment Number 7 to Isoprene Sales Contract dated August 25, 2009 between Shell Chemical LP and Kraton Polymers U.S. LLC f/k/a Shell Elastomers LLC (incorporated by reference from Exhibit 99.1 to Kraton’s Current Report on Form 8-K filed with the Commission on August 27, 2009)

*31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

*31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

*32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON POLYMERS LLC

Date: November 12, 2009	/s/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: November 12, 2009	/s/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer